Form 10-Q
period 2012-09-30
Braeden Valley Mines Inc.
filed 2012-11-19
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2012
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                      __________________  to  ______________________

Commission file number	0001458581
BRAEDEN VALLEY MINES INC.
(Exact name of small business issuer as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
318 N. Carson St., Suite 208 Carson City, NV 89701
(Address of principal executive offices)
602-466-3666
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ ]	YES	[ X ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					[ ]	YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
30,000,000 common shares issued and outstanding as of November 6, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Page

Condensed Balance Sheets	4

Condensed Statements of Operations	5

Condensed Statements of Cash Flows	6

Notes to Condensed Financial Statements	7 to 9

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)

FINANCIAL STATEMENTS

For the Periods Ended September 30, 2012 and 2011

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Condensed Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$17	$77
Advances	80,427	59,970
Notes payable to related party	1,675	1,675
Accrued interest on note payable to related party	336	273

Total current liabilities	82,455	61,995

Stockholders’ Deficit:
Common stock 50,000,000 common stock authorized, $0.001 par value; 30,000,000 common shares issued and outstanding	30,000	30,000
Additional paid-in capital	(15,000)	(15,000)
Deficit accumulated during pre-exploration stage	(97,455)	(76,995)
Total stockholders’ deficit	(82,455)	(61,995)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the financial statements

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months ended September 30, 2012		Three Months ended September 30, 2011		Nine Months ended September 30, 2012		Nine Months ended September 30, 2011		Cumulative from August 11, 2008 (Inception) to September 30, 2012

Revenues		$-		$-		$-		$-		$-

Expense
Exploration costs		-		-		606		-		4,856
General and administrative expense		9,498		10,579		17,291		14,166		69,763
Impairment of mineral property rights		-		-		2,500		2,500		22,500
Total expenses		9,498		10,579		20,397		16,666		97,119

Loss from operations		(9,498)		(10,579)		(20,397)		(16,666)		(97,119)

Other income/(expense)
Interest expense		(21)		(21)		(63)		(62)		(336)
Total other expense		(21)		(21)		(63)		(62)		(336)

Net loss	$	(9,519)	$	(10,600)	$	(20,460)	$	(16,728)	$	(97,455)

Net loss per common share:
Basic and diluted		$(0.00)		$(0.00)		$(0.00)		$(0.00)

Weighted average common shares outstanding:
Basic and diluted		30,000,000		30,000,000		30,000,000		30,000,000

See accompanying notes to the financial statements

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30, 2012	Nine months ended September 30, 2011	Cumulative from August 11, 2008 (Inception) to September 30, 2012

Operating Activities
Net loss	$(20,460)	$(16,728)	$(97,455)

Adjustments to reconcile net loss to net cash used in operating activities:
- impairment of mineral property rights	2,500	2,500	22,500

Changes in operating assets and liabilities:
- prepaid expense		(2,880)
- accrued interest	63	62	336
- accounts payable	(60)	(8,334)	17

Net Cash used in operating activities	(17,957)	(25,300)	(74,602)

Investing activities
Acquisition of mineral property rights	(2,500)	(2,500)	(22,500)

Net Cash used in investing activities	(2,500)	(2,500)	(22,500)

Financing activities
Proceeds from subscriptions of stock	-	-	15,000
Proceeds from advances from a third party	20,457	27,800	80,427
Proceeds from note payable to related party	-	-	1,675
Net Cash provided by financing activities	20,457	27,800	97,102

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-
See accompanying notes to the financial statements

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
September 30, 2012 (Unaudited)

1.   Basis of presentation
The accompanying unaudited financial statements of Braeden Valley Mines, Inc. (“Braeden” or “the Company”) have been prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements, as of December 31, 2011, and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.   Nature of operations and going concern
Braeden was incorporated under the laws of the State of Nevada on August 11, 2008 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun.

The accounting policies followed by the Company are set out in the notes to the audited financial statements for the year ended December 31, 2011, and have been consistently followed in the preparation of these financial statements. The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

 These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2012, the Company had not yet achieved profitable operations, had accumulated losses of $97,455 since its inception, had a working capital deficit of $82,455, and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

 The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3. Mineral property rights

On August 11, 2008, Braeden entered into an exploration and mining lease agreement with Altair Minerals, Inc. (“Altair”), and acquired an undivided interest into mining claims located in Elko County, Nevada, in consideration for the payment of advance minimum royalties, as follows (May 15, 2008 is the effective date of the agreement):

i.	$5,000 upon the execution of the agreement, to hold the property for one year from the effective date;
ii.	$10,000 due on the first anniversary of the agreement;
iii.	$15,000 due on the second anniversary of the agreement;
iv.	$25,000 on the third anniversary of the agreement; and
v.	$25,000 on each subsequent anniversary of the agreement.

We paid the $5,000 advanced royalty payment due upon execution of the agreement but we did not have the necessary funds to make the $10,000 advanced royalty payment on the first anniversary of the agreement. We were able to enter into a series of amendments to the lease whereby we made reduced payments and the term of the lease was extended for an additional six months from the time of the payment. As a result, the following advanced royalty payments replaced the amounts due under the original agreement, and the lease was extended as follows:

Date	Payment Amount	Extended Term Date

May 15, 2009	$5,000	November 15, 2009
May 13, 2010	$2,500	November 15, 2010
November 19, 2010	$2,500	May 15, 2011
May 12, 2011	$2,500	November 15, 2011
October 21, 2011	$2,500	May 15, 2012
May 4, 2012	$2,500	November 15, 2012

If we fail to reach an agreement with the owner of the property before May 15, 2013, we could lose our rights to explore the mining property.

The lease, effective May 15, 2008, is for an initial term of 15 years and shall be extended for so long as there is production of minerals from the property.

Upon commencement of production of minerals, we are obligated to pay a royalty on production to the landowner equal to 4% of net smelter returns. We have the right to purchase up to 2 of the 4 royalty points, by paying Altair $1,000,000 for the first royalty percentage point, and $2,000,000 for the second royalty percentage point.

During the year ended December 31, 2008, Braeden paid $3,038 in exploration costs associated with the preparation of a technical report and annual maintenance fees, in addition to $5,000 for acquisition fees. At December 31, 2008, the Company could not project any positive net cash flows from this investment; therefore, we recorded a related impairment loss of $5,000 in the statement of operations.

During the year ended December 31, 2009, the Company paid $5,000 in advance royalty payments (treated as an acquisition cost) due on November 15, 2009 to keep the lease in good standing. At December 31, 2009, the Company could not project any positive net cash flows from this investment; therefore, we recorded a related impairment loss of $5,000 in the statement of operations.

During the year ended December 31, 2010, Braeden paid $606 in exploration costs associated with annual maintenance fees, in addition to $5,000 for acquisition fees. At December 31, 2010, the Company could not project any positive net cash flows from this investment; therefore, we recorded a related impairment loss of $5,000 in the statement of operations.

During the year ended December 31, 2011, Braeden paid $606 in exploration costs associated with annual maintenance fees. On May 12, 2011 and October 21, 2011, the Company made payments of $2,500 each, for acquisition fees. The October 21, 2011 payment extended the due date of the required $25,000 payment referred to above, for 7 months (to May 15, 2012). At December 31, 2011, the Company could not project any positive net cash flows from this investment; therefore, we recorded a related impairment loss of $5,000 in the statement of operations.

3. Mineral property rights - continued

On May 4, 2012 Altair Minerals, Inc. accepted a payment of $2,500 (instead of the originally agreed $25,000, which was due May 15, 2012) and agreed to amend the lease and extend the lease to November 15, 2012.  During the nine months ended September 30, 2012, Braeden had incurred $606 in exploration costs associated with annual maintenance fees, in addition to $2,500 for acquisition fees. At June 30, 2012, the Company could not project any positive net cash flows from Altair investment; therefore, we recorded a related impairment loss of $2,500 in the statement of operations.

On or about November 19, 2012 Altair Minerals, Inc. accepted a payment of $2,500 (instead of the originally agreed $25,000, which was due November 15, 2012) and agreed to amend the lease and extend the lease to May 15, 2013.

4.   Advances

During the nine month period ended September 30, 2012, the Company received advances from an unrelated third party of $20,457. These advances do not bear interest and do not have any specific terms of repayment. Total advances due to third parties were $80,427 as of September 30, 2012.

5.   Note payable from a related party

On September 30, 2008, Braeden received $1,675 pursuant to a promissory note with the President of the Company.  The note is unsecured, bears interest at 5% per annum, calculated annually, and is due on demand.   At September 30, 2012, $2,011 (December 31, 2011 - $1,948) is owing on this note, including $336 (December 31, 2011 - $273) in accrued interest.

6.   Common stock

Braeden’s authorized common stock consists of 50,000,000 shares of common stock, with par value of $0.001.

On September 30, 2008, Braeden issued 30,000,000 shares of its common stock to two former directors at $0.0005 per share, for net proceeds of $15,000.

7.   Subsequent events

There are no subsequent events to be reported that occurred during the period ended September 30, 2012 to the date the financial statements were available.

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

As used in this quarterly report, the terms "we", "us", "our", "our company" mean Earth Dragon Resources Inc., unless otherwise indicated.  We have no subsidiaries.

General Overview

We were incorporated in the State of Nevada on August 11, 2008.

On November 23, 2009, we appointed Ronald Erickson as the Company’s President, Treasurer and Secretary.

In 2008 B. Alejandro Vasquez was appointed as a member of the Board of Directors.

In 2008 Mr. Hilarrio Vanegas Guiterrez was appointed as a member of the Board of Directors.

Plan of Operation

Braeden Valley Mines Inc. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on August 11, 2008 to explore gold and other mineral properties in North America.

We were formed to engage in the exploration of mineral properties for gold and other mineral properties.  We have acquired the right to explore and develop four (4) unpatented lode mining claims situated in the Northern Tuscarora Mountains of Elko County, Nevada.  We refer to these mining claims as the “New Dawn Property” or “New Dawn”.

The New Dawn Property is located within a fault-bounded wedge of upper plate Paleozoic rocks within the Tuscarora volcanic field, which is an Eocene complex covering approximately 300 square miles and located north of the Carlin trend (in the southern Tuscarora Mountains) and west of the Jerritt Canyon (in the Independence Mountains). The New Dawn property contains part of an alteration zone associated with a nearby altered and locally mineralized Eocene dike. The limited data available indicates that this alteration zone in the lowermost unit of upper plate Paleozoic sediments contains anomalous values in gold and silver with locally high concentrations of arsenic and antimony. No resources have thus far been defined on the property.

The New Dawn property area is in the southwest corner of the Tuscarora mining district. No mineralization or metallic constituents on the property are known to have been reported. A description of the rock formations on the property can be found below under “Local and Property Geology”. The target concept for the New Dawn property is that alteration in upper plate Paleozoic sediments, locally associated with an Eocene porphyritic dike and with epithermal gold-arsenic dominated, Eocene-aged, precious metal mineralization, may represent the top of a mineralizing hydrothermal plume that had the potential to form a high-grade Carlin-type (e.g. Meikle) deposit within lower plate sediments at depth. It is believe that geologic, structural, stratigraphic, geochemical and geophysical studies at the New Dawn property may define such a target at a depth of 2,500 feet.

We intend to implement a two-phase work program on the property, with the second phase being contingent upon the successful completion of the first phase. It is believed that the proposed exploration program offers an opportunity to discover new Carlin-type mineralization beneath upper plate Paleozoic sediments on this property.

Phase 1 will focus on defining mineralized outflow structures with strong Au-As geochemical signatures, delineating permissive Paleozoic sedimentary units and structures, and targeting Carlin-type mineralization at a reasonable depth for drilling.

Phase 2 will drill test favorable targets.

The combined estimated expenditures of Phase 1 on the property are US $100,000; and for Phase 2 US $200,000, for a total expenditure of US $300,000.

We are a pre-exploration stage company and we cannot provide assurance to investors that our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is conducted and an evaluation by a professional geologist of the program concludes economic feasibility.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2011, which are included in our Registration Statement on Form S-1, filed on August 7, 2012.

Three Months Ended September 30, 2012 and 2011

Our operating results for the three months ended September 30, 2012, for the three months ended September 30, 2011, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2012($)	Three Months Ended September 30, 2011($)	Change Between Three Month Period Ended September 30, 2012 and September 30, 2011 ($)
Revenue	Nil	Nil	Nil
Operating Expenses	9,498	10,579	(1,081)
Net Income (Loss)	(9,519)	(10,600)	(1,081)

Operating Expenses

Our operating expenses for the three months ended September 30, 2012 and September 30, 2011 are outlined in the table below:

	Three Months Ended
	September
	2012	2011

Exploration costs	$0	$0
General and administrative expenses	$9,498	$10,579

The slight decrease in operating expenses for the three months ended September 30, 2012, compared to the same period in fiscal 2011, was mainly due to a decrease in our accounting and audit fees.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

Nine Months Ended September 30, 2012 and 2011

Our operating results for the nine months ended September 30, 2012, for the nine months ended September 30, 2011, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30, 2012($)	Nine Months Ended September 30, 2011($)	Change Between Nine Month Period Ended September 30, 2012 and September 30, 2011 ($)
Revenue	Nil	Nil	Nil
Operating Expenses	20,397	16,666	3,731
Net Income (Loss)	(20,460)	(16,728)	3,732

Operating Expenses

Our operating expenses for the nine months ended September 30, 2012 and September 30, 2011 are outlined in the table below:

	Nine Months Ended
	September
	2012	2011

Impairment of mining property acquisition costs	$2,500	$2,500
Exploration costs	$606	$0
General and administrative expenses	$17,291	$14,166

The increase in operating expenses for the three months ended September 30, 2012, compared to the same period in fiscal 2012, was mainly due to an increase in the exploration costs and legal fees.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

Liquidity and Financial Condition

As of September 30, 2012, our total assets were nil and our total current liabilities were $82,455 and we had a working capital deficit of $82,455. Our financial statements report a net loss of $9,519 for the three months ended September 30, 2012 and a net a loss of $20,460 for the nine months ended September 30, 2012.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows
	At	At
	September 30, 2012	September 30, 2011

Net Cash provided by (Used in) Operating Activities	$(17,957)	$(25,300)
Net Cash Provided by (Used In) Investing Activities	$(2,500)	$(2,500)
Net Cash Provided by Financing Activities	$20,457	$27,800
Cash increase (decrease) during the period	$-	$-

We had cash in the amount of $Nil as of September 30, 2012 as compared to $Nil as of September 30, 2011. We had a working capital deficit of $82,455 as of September 30, 2012 compared to working capital deficit of $61,995 as of September 30, 2011.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next twelve (12) months.  In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve (12) months.  We will need to obtain additional financing to operate our business for the next twelve (12) months.  We will raise the capital necessary to fund our business through a private placement and public offering of our common stock.  Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.  Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.  Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets.  The terms of any debt issued could impose restrictions on our operations.  If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Since inception, we have issued 30,000,000 shares of our common stock for $15,000 in cash.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct into the research and exploration of the claim before we start production of any minerals we may find. We believe that we have the funds that will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION
 On or about November 15, 2012, the Company formally informed Madsen & Associates CPAs, Inc.  (“Madsen”) of their dismissal as the Company’s independent registered public accounting firm.

As the Company does not have an audit committee, the decision to change principal accountants was approved by the Company's Board of Directors.

None of the reports of Madsen, on the Company's financial statements for either of the past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except to indicate that there was substantial doubt about our Company’s ability to continue as a going concern.

There were no disagreements between the Company and Madsen, for the two most recent fiscal years and any subsequent interim period through November 15, 2012 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Madsen, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

The Company has requested that Madsen furnish it with a letter address to the SEC stating whether or not it agrees with the above statements.

(b) New independent registered public accounting firm

On, or about November 15, 2012 the Company engaged Sadler, Gibb & Associates, L.L.C. (“Sadler”) as its principal accountant to audit the Company's financial statements as successor to Madsen. During the Company's two most recent fiscal years and through November 15, 2012, the Company has not consulted with Sadler regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, nor did Sadler provide advice to the Company, either written or oral, that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Further, during the Company's two most recent fiscal years or through November 15, 2012, the Company has not consulted the entity of Sadler on any matter that was the subject of a disagreement as that term is defined in Item 304(a)(1) (iv) of Regulation S-K., or a reportable event.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
16.1	Letter from Madsen & Associates CPA’s, Inc. dated November 15, 2012 regarding change in certified accountant.
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of November, 2012.

BRAEDEN VALLEY MINES INC.

Date: November 19, 2012	/s/ Ron Erickson
Ron Erickson
President (Principal Executive Officer, Principal Financial and Principal Accounting Officer