Form 10-Q/A
period 2012-09-30
Braeden Valley Mines Inc.
filed 2013-02-28
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 2)

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
Bella Vista, Calle Gracia, Casa 19A, Panama City, Panama
(Address of principal executive offices)
602-466-3666
(Issuer’s telephone number)
318 N. Carson St., Suite 208 Carson City, NV 89701
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

Large accelerated filer			[ ]		Accelerated filer			[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ X ]	YES	[ ]	NO

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q/A Amendment No. 1 for the fiscal quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on November 23, 2012, and is being filed solely to amend the cover page of the Form 10-Q/A, to check the box marked “Yes” (instead of the box marked “No”) with respect to whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).  The Company is making this amendment at the request of FINRA.

No other changes have been made to the Form 10-Q/A. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date(s), and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
16.1	Letter from Madsen & Associates CPA’s, Inc. dated November 15, 2012 regarding change in certified accountant.**
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
__________________
* Filed herewith
** Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2012.
*** Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q/A, Amendment No. 1, for the quarterly period ended September 30, 2012. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 27th day of February, 2013.

BRAEDEN VALLEY MINES INC.

Date: February 27, 2013	/s/Ron Erickson
Ron Erickson
President (Principal Executive Officer, Principal Financial and Principal Accounting Officer