Form 10-K/A
period 2012-12-31
Braeden Valley Mines Inc.
filed 2013-04-17
CIK 1458581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number: 333-158062

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

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–K/A to Braeden Valley Mines Inc.’s  annual report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K.  This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

PART IV

ITEM 15. EXHIBITS

Exhibit

Number	Description
3.1	Articles of Incorporation*
3.2	By-laws*
23.1	Consent of Madsen & Associates CPA’s LLC**
31.1	Section 302 Certification – President**
31.2	Section 302 Certification – CFO**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase***
101.DEF	XBRL Taxonomy Extension Definition Linkbase***
101.LAB	XBRL Taxonomy Extension Label Linkbase***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase***
*Incorporated by reference to our registration statement on Form -S1, file number 333-158062, filed on March 17, 2009.
**Incorporated by reference to our report on Form 10-K filed on April 15, 2013.
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 16, 2013.

BRAEDEN VALLEY MINES INC.

Date: April 16, 2013	By:	/s/ Ron Erickson
	Name:	Ron Erickson
	Title:	President, principal Executive Officer, Principal financial and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Ron Erickson
Name and Title: Ron Erickson, President, principal executive officer,
Principal financial and Principal Accounting Officer
Date: April 16, 2013