Form 10-Q
period 2013-03-31
Braeden Valley Mines Inc.
filed 2013-05-20
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2013  or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __________________  to  ______________________

333-158062
Commission file number

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

YES	[ X ]	NO	[ ]

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
30,000,000 common shares issued and outstanding as of May 6, 2013.

BRAEDEN VALLEY MINES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2013 and 2012

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Balance Sheets

	March 31, 2013	December 31, 2012
Assets	(Unaudited)	(Audited)

Total Assets	$-	$-

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$685	$1,686
Advances	87,590	83,428
Notes payable to related party	1,675	1,675
Accrued interest on note payable to related party	377	356

Total current liabilities	90,327	87,145

Stockholders’ Deficit:
Capital stock 50,000,000 common stock authorized, $0.001 par value 30,000,000 common shares issued and outstanding	30,000	30,000
Additional paid in capital	(15,000)	(15,000)
Deficit accumulated during pre-exploration stage	(105,327)	(102,145)
Total stockholders’ deficit	(90,327)	(87,145)
Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Unaudited Condensed Statements of Operations
For the Three Months Ended March 31, 2013 and 2012: and
For the Period from August 11, 2008 (Inception) to March 31, 2013
	Three Months ended March 31, 2013		Three Months ended March 31, 2012		Cumulative from August 11, 2008 (Inception) to March 31, 2013

Revenues		$-		$-		$-

Expense
Exploration costs		-		-		4,856
General and administrative expense		3,161		2,744		75,094
Impairment of mineral property rights		-		-		25,000
Total expenses		3,161		2,744		104,950

Loss from operations		(3,161)		(2,744)		(104,950)

Other income/(expense)
Interest expense		(21)		(21)		(377)
Total other expense		(21)		(21)		(377)

Net loss	$	(3,182)	$	(2,765)	$	(105,327)

Net loss per common share:
Basic and diluted		$(0.00)		$(0.00)		$(0.04)

Weighted average common shares outstanding:
Basic and diluted		30,000,000		30,000,000		30,000,000

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Unaudited Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012: and
For the Period from August 11, 2008 (Inception) to March 31, 2013

	Three Months ended March 31, 2013	Three months ended March 31, 2012	Cumulative from August 11, 2008 (Inception) to March 31, 2012

Operating Activities
Net loss	$(3,182)	$(2,765)	$(105,327)

Items not affecting cash:
- impairment of mineral property rights	-		25,000

Changes in balances of assets and liabilities:
- accrued interest	21	21	377
-accounts payable and accrued expense	(1,001)	48	685

Cash used in operating activities	(4,162)	(2,696)	(79,265)
Investing activities
Acquisition of mineral property rights	-	-	(25,000)

Cash used in investing activities	-	-	(25,000)

Financing activities
Proceeds from subscriptions of stock	-	-	15,000
Proceeds advances from a third party	4,162	2,696	87,590
Proceeds from related party debt	-	-	1,675
Cash provided by financing activities	4,162	2,696	104,265

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-	$-

Cash paid for interest	$-	$-	$-

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)
March 31, 2013

1.     Basis of presentation
The accompanying unaudited financial statements of Braeden Valley Mines, Inc. (“Braeden” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”).  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

2.     Nature of operations and going concern
Braeden was incorporated under the laws of the State of Nevada on August 11, 2008 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun and the Company’s mineral rights agreement had expired on May 15, 2013 and has not been renewed to date.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $105,327 its inception, had a working capital deficit of $90,327 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)
March 31, 2013
3.     Mineral interest rights
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

Date	Payment Amount	Extended Term Date
Aug 12, 2008	$ 5,000.00
May 15, 2009	$ 5,000.00	May 13, 2010
May 13, 2010	$ 2,500.00	November 15, 2010
November 19, 2010	$ 2,500.00	May 15, 2011
May 12, 2011	$ 2,500.00	November 15, 2011
October 21, 2011	$ 2,500.00	May 15, 2012
May 4, 2012	$ 2,500.00	November 15, 2012
November 14, 2012	$ 2,500.00	May 15, 2013

As of the date of this filing, we have not reached an agreement with the owner of this property to extend our mining lease agreement. As a result, our mineral rights lease agreement has expired. If we fail to reach an amended agreement with the owner of the property, we will lose our rights to explore this mining property.

If we are able to reach terms, regarding an amendment to the above agreement, upon commencement of production of minerals we are obligated to pay a royalty on production to the landowner equal to 4% of net smelter returns. We have the right to purchase up to 2 of the 4 royalty points, by paying Altair $1,000,000 for the first royalty percentage point, and $2,000,000 for the second royalty percentage point.

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

BRAEDEN VALLEY MINES, INC.
(A Pre-Exploration Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)
March 31, 2013

4.     Advances

During the three month period ended March 31, 2013, the Company received advances from a third party of $4,162. These advances do not bear interest and do not have any specific terms of repayment. Total advances due to the third parties were $87,590 and $83,828 as of March 31, 2013 and December 31, 2012 respectively.

5.     Note payable from a related party

On September 30, 2008, Braeden received $1,675 pursuant to a promissory note with the President of the Company.  The note is unsecured, bears interest at 5% per annum calculated annually and is due on demand.   At March 31, 2013,  the total due including accrued interest was $2,052 and at December 31, 2012 was $2,031 including $377 of accrued interest at March 31, 2013 and $356 of accrued interest at December 31, 2012.

6.   Capital stock

Braeden’s authorized capital consists of 50,000,000 shares of common stock, with par value of $0.001.

On September 30, 2008, Braeden issued 30,000,000 to two former directors at $0.0005 per share, for net proceeds of $15,000.

7.   Subsequent Event

Our mineral rights lease agreement with Altair Mineral’s Inc. expired on May 15, 2013. As of the date of this filing, we have not renewed this mineral rights lease agreement. If we do not reach an amended agreement with the owner of the property, we can not execute our business plan and we will no longer be a pre-exploration stage company.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Braeden” mean Braden Valley Mines Inc., unless otherwise indicated.  We have no subsidiaries.

General Overview

We were incorporated in the State of Nevada on August 11, 2008.

On November 23, 2009, we appointed Ronald Erickson as the Company’s President, Treasurer and Secretary.

Plan of Operation

Braeden was organized under the laws of the State of Nevada on August 11, 2008 to explore gold and other mineral properties in North America.

We were formed to engage in the exploration of mineral properties for gold and other mineral properties.  We acquired the right to explore and develop four (4) unpatented lode mining claims situated in the Northern Tuscarora Mountains of Elko County, Nevada.  We refer to these mining claims as the “New Dawn Property” or “New Dawn”.

As of the date of this filing, we have not reached an agreement with the owner of the property to extend our mining rights lease agreement. As a result, our mineral rights lease agreement has currently expired. If we fail to reach an amended agreement with the owner of the property, we will lose our right to explore this mining property and will no longer be considered a pre-exploration stage company.

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

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2012, which are included in our Form 10-K/A, filed on April 17, 2013.

Three Months Ended March 31, 2013 and 2012

Our operating results for the three months ended March 31, 2013, for the three months ended March 31, 2012, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended March 31, 2013($)	Three Months Ended March 31, 2012($)	Change Between Three Month Period Ended March 31, 2013 and March 31, 2012($)
Revenue	Nil	Nil	Nil
Operating Expenses	3,161	2,744	417
Net (Loss)	(3,182)	(2,765)	417

Operating Expenses

Our operating expenses for the three months ended March 31, 2013 and March 31, 2012 are outlined in the table below:

	Three Months Ended
	March 31
	2013	2012
Exploration costs	$0	$0
General and administrative expenses	$3,161	$2,744

The increase in operating expenses for the three months ended March 31, 2013, compared to the same period in fiscal 2012, was mainly due to an increase in our professional fees.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

	At	At
Cash Flows	March 31, 2013	March 31, 2012
Net Cash Used in Operating Activities	$(4,162)	$(2,696)
Net Cash Provided by (Used In) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$4,162	$2,696
Cash increase (decrease) during the period	$-	$-

We had cash in the amount of $Nil as of March 31, 2013 as compared to $Nil as of March 31, 2012. We had a working capital deficit of $90,327 as of March 31, 2013 compared to working capital deficit of $87,145 as of March 31, 2012. The total cash used in operating activities from August 11, 2008 (inception) to March 31, 2013 was $79,265. The total cash used in investing activities from August 11, 2008 (inception) to March 31, 2013 was $25,000. The total cash provided by financing activities from August 11, 2008 (inception) to March 31, 2013 was $104,265. Based on our current operating plan, we will not generate revenue that is sufficient to cover our expenses for at least the next twelve (12) months.  In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve (12) months.  We will need to obtain additional financing to operate our business for the next twelve (12) months.  We expect to raise the capital necessary to fund our company through advances or a private placement and public offering of our common stock.  Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.  Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.  Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets.  The terms of any debt issued could impose restrictions on our operations.  If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Since inception, we have issued 30,000,000 shares of our common stock for $15,000 in cash.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Limited Operating History: Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a pre-exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Controls Over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective, as of March 31, 2013, and were not effective during the entire quarter ended March 31, 2013.

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th  day of May 2013.

BRAEDEN VALLEY MINES INC.

Date: May 20, 2013	By:	/s/ Ron Erickson
	Name:	Ron Erickson
	Title:	President (Principal Executive Officer, Principal Financial and Principal Accounting Officer