Form 10-Q
period 2013-06-30
Braeden Valley Mines Inc.
filed 2013-08-12
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission file number	000-54936
BRAEDEN VALLEY MINES INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Bella Vista, Calle Gracia, Casa 19A,Panama City, Panama
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
I
ndicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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

			[ ]	YES	[ X ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
30,000,000 common shares issued and outstanding as of July 15, 2013.

BRAEDEN VALLEY MINES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

For the Periods Ended June 30, 2013 and 2012

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
Assets

Total assets	$-	$-

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$190	$1,686
Advances	101,453	83,428
Notes payable to related party	1,675	1,675
Accrued interest on note payable to related party	398	356

Total current liabilities	103,716	87,145

Stockholders’ (Deficit):
Common stock 50,000,000 common stock authorized, $0.001 par value, 30,000,000 common shares issued and outstanding	30,000	30,000
Additional paid in capital	(15,000)	(15,000)
Deficit accumulated during pre-exploration and development stages	(118,716)	(102,145)
Total stockholders’ (deficit)	(103,716)	(87,145)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012: and
For the Period from August 11, 2008 (Inception) to June 30, 2013

	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Six Months ended June 30, 2013	Six Months ended June 30, 2012	Cumulative from August 11, 2008 (Inception) to June 30, 2013

Revenues	$-	$-	$-	$-	$-

Expense
Exploration costs	-	606	-	606	4,856
General and administrative expense	13,368	5,050	16,529	7,794	88,462
Impairment of mineral property rights		2,500	-	2,500	25,000
Total expenses	13,368	8,156	16,529	10,900	118,318

Loss from operations	(13,368)	(8,156)	(16,529)	(10,900)	(118,318)

Other income/ (expense)
Interest expense	(21)	(20)	(42)	(41)	(398)
Total other expense	(21)	(20)	(42)	(41)	(398)

Net loss	$(13,389)	$(8,176)	$(16,571)	$(10,941)	$(118,716)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012: and
For the Period from August 11, 2008 (Inception) to June 30, 2013

	Six Months ended June 30, 2013	Six months ended June 30, 2012	Cumulative from August 11, 2008 (Inception) to June 30, 2013

Operating Activities
Net loss	$(16,571)	$(10,941)	$(118,716)
Adjustments to reconcile net loss to net cash used in operating activities:
- impairment of mineral property rights	-	2,500	25,000
Changes in operating assets and liabilities:
- accrued interest	42	41	398
-accounts payable and accrued expense	(1,496)	(8)	190
Net Cash used in operating activities	(18,025)	(8,408)	(93,128)

Investing activities
Acquisition of mineral property rights		(2,500)	(25,000)
Net Cash used in investing activities	-	(2,500)	(25,000)

Financing activities
Proceeds from subscriptions of stock	-	-	15,000
Proceeds advances from a third party	18,025	10,908	101,453
Proceeds from related party debt	-	-	1,675
Net Cash provided by financing activities	18,025	10,908	118,128

Net increase (decrease) in cash	-	-	-

Cash, beginning of period	-	-	-

Cash, end of period	$-	$-	$-

Supplemental disclosure of cash flow information

Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)
June 30, 2013

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

These unaudited condensed financial statements should be read in conjunction with the audited financial statements, as of December 31, 2012, and notes thereto. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Development Stage Company: The Company has not earned any revenue from operations. Accordingly, the accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies as set forth in Financial Accounting Standards Board Accounting Standards Codification 915 (“FASB ASC 915”). A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

2.   Nature of operations and going concern

Braeden was incorporated under the laws of the State of Nevada on August 11, 2008 for the purpose of acquiring and developing mineral properties. The Company’s planned principal operations have not yet begun and the Company’s mineral rights agreement was terminated on May 15, 2013.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2013, the Company had not yet achieved profitable operations,  had terminated its mineral rights agreement and is no longer a pre-exploration stage company. The Company had accumulated losses of $118,716 since its inception, had a working capital deficit of $103,716 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

 The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute a new business plan, realize sales and control expenses.

Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of a new business plan, or if obtained, upon terms favorable to the Company.

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)
June 30, 2013

Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations and cash flows.

3.   Mineral property rights

On August 11, 2008, Braeden entered into an exploration and mining lease agreement with Altair Minerals, Inc. (“Altair”), and acquired an undivided interest to mining claims located in Elko County, Nevada, in consideration for the payment of advance minimum royalties, pursuant to a series of payments to be made over a 3 year period starting from August 12, 2008, and ending on May 15, 2013.

The Company chose not to renew this mineral rights lease on May 15, 2013 resulting in termination of the exploration and mining lease agreement with Altair Minerals, Inc.  There are no further payments required as a result of the termination. The Company recognized an impairment loss of $2,500 for the three months and six months ended June 30, 2012 and a cumulative impairment loss of $25,000, which represented the total $25,000 of acquisition costs paid to acquire the exploration and mining lease agreement for this property.

4.   Advances

During the six month period ended June 30, 2013, the Company received advances from third parties of $18,025.These advances do not bear interest and do not have any specific terms of repayment. Total advances due to third parties were $101,453 and $83,428, as of June 30, 2013 and December 31, 2012, respectfully.

5.   Note payable from a related party

On September 30, 2008, Braeden received $1,675 pursuant to a promissory note with the President of the Company.  The note is unsecured, bears interest at 5% per annum, calculated annually, and is due on demand.   At June 30, 2013, the total due, including accrued interest, was $2,073 and the total balance due on the note, including accrued interest, at December 31, 2012 was $2,031.

6.   Common stock

Braeden’s authorized common stock consists of 50,000,000 authorized shares of common stock, with par value of $0.001.

On September 30, 2008, Braeden issued 30,000,000 shares of its common stock to two former directors at $0.0005 per share, for net proceeds of $15,000.

7.   Subsequent event

We have evaluated subsequent events through the date of issuance of the financial statements, and did not have any significant recognizable subsequent events.

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

On July 5, 2013, the Board of Directors (the Board) of Braden Valley Mines Inc., a Nevada corporation (the Company) received the resignations of Mr. Ronald Erickson acting as the Companys President, Secretary, Treasurer and as a member of the Board of Directors. On July 5, 2013, the Board appointed Mr. Braulio Alejandro Vasquez (age 39) as the Companys President, and Treasurer. In addition Mr. Hilario Vanegas Gutierrez (age 38) was appointed as the Companys Secretary. Messers, Vasquez and Gutierrez will hold these positions until they resign or are replaced by the Board. Messers Vasquez and Gutierrez have been serving as members of the Company's Board of Directors since inception.

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

On May 15, 2013, our mining lease of New Dawn Property expired and we have lost our right to explore this mining property and we are no longer considered a pre-exploration stage company and are now considered a development stage company.

We currently have no other mining properties or mining assets. We are presently looking for other business opportunities.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2012, which are included in our Form 10-K/A, filed on April 17, 2013.

Three Months Ended June 30, 2013 and 2012

Our operating results for the three months ended June 30, 2013, for the three months ended June 30, 2012, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended June 30, 2013($)	Three Months Ended June 30, 2012($)	Change Between Three Month Period Ended June 30, 2013 and June 30, 2012($)
Revenue	$0	$0	$0
Operating Expenses	$13,368	$8,156	$5,212
Net (Loss)	$(13,389)	$(8,176)	$(5,213)

Operating Expenses

Our operating expenses for the three months ended June 30, 2013 and June 30, 2012 are outlined in the table below:

	Three Months Ended
	June 30
	2013	2012
Exploration costs	$0	$606
General and administrative expenses	$13,368	$5,050
Impairment of mineral property rights	$-	$2,500

The increase in operating expenses for the three months ended June 30, 2013, compared to the same period in fiscal 2012, was mainly due to an increase in our professional fees.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Six Months Ended June 30, 2013 and 2012 and from period August 11, 2008 (inception date) to June 30, 2013

Our operating results for the six months ended June 30, 2013, for the six months ended June 30, 2012, and the changes between those periods for the respective items are summarized as follows:

	Six Months Ended June 30, 2013($)	Six Months Ended June 30, 2012($)	Change Between Six Month Period Ended June 30, 2013 and June 30, 2012($)	Cumulative from August 11, 2008 (Inception) to June 30, 2013
Revenue	$0	$0	$0	$0
Operating Expenses	$16,529	$10,900	$5,588	$118,318
Net (Loss)	$(16,571)	$(10,941)	$(5,630)	$(118,716)

Operating Expenses

Our operating expenses for the six months ended June 30, 2013 and June 30, 2012 are outlined in the table below:

	Six Months Ended June 30,		Cumulative from August 11, 2008 (Inception) to June 30,
	2013	2012	2013
Exploration costs	$0	$606	$4,856
General and administrative expenses	$16,529	$7,794	$88,462
Impairment of mineral property rights	$-	$2,500	$25,000

The increase in operating expenses for the six months ended June 30, 2013, compared to the same period in fiscal 2012, was mainly due to an increase in our professional fees.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows
	At June 30, 2013	At June 30, 2012	Cumulative from August 11, 2008 (Inception) to June 30, 2013
Net Cash Used in Operating Activities	$(18,025)	$(8,408)	$(93,128)
Net Cash Provided by (Used In) Investing Activities	$-	$(2,500)	$(25,000)
Net Cash Provided by Financing Activities	$18,025	$10,908	$118,128
Cash increase (decrease) during the period	$-	$-	$-

We had cash in the amount of $Nil as of June 30, 2013 as compared to $Nil as of June, 2012. We had a working capital deficit of $103,716 as of June 30, 2013 compared to working capital deficit of $87,145 as of June 30, 2012. The total cash used in operating activities from August 11, 2008 (inception) to June 30, 2013 was $93,128. The total cash used in investing activities from August 11, 2008 (inception) to June 30, 2013 was $25,000. The total cash provided by financing activities from August 11, 2008 (inception) to June 30, 2013 was $118,128. Based on our current operating plan, we will not generate revenue that is sufficient to cover our expenses for at least the next twelve (12) months.  In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve (12) months.  We will need to obtain additional financing to operate our business for the next twelve (12) months.  We expect to raise the capital necessary to fund our company through advances or a private placement and public offering of our common stock.  Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.  Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.  Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets.  The terms of any debt issued could impose restrictions on our operations.  If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Since inception, we have issued 30,000,000 shares of our common stock for $15,000 in cash.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Limited Operating History: Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have no assets, operating plan or business plan and have not generated any revenues from operations. We are seeking new business opportunities and there is no assurance we will be able to locate or acquire any such opportunities.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective, as of June 30, 2013, and were not effective during the entire quarter ended June 30, 2013

PART II. OTHER INFORMATION

ITEM 1A.                   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

None

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of August 2013.

BRAEDEN VALLEY MINES INC.

Date: August 12, 2013	By:	/s/B. Alejandro Vasquez
	Name:	B. Alejandro Vasquez
	Title:	President, and Treasurer