Form 10-Q
period 2013-09-30
BRAEDEN VALLEY MINES, INC.
filed 2013-11-12
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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
30,000,000 common shares issued and outstanding as of October 22, 2013.

BRAEDEN VALLEY MINES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)

CONDENSED FINANCIAL STATEMENTS

For the Periods Ended September 30, 2013 and 2012

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Condensed Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
Assets		(Audited)

Total assets	$-	$-

Liabilities and Stockholders’ (Deficit)
Current liabilities:
Accounts payable	$1,679	$1,686
Advances	106,536	83,428
Notes payable to related party	1,675	1,675
Accrued interest on note payable to related party	419	356

Total current liabilities	110,309	87,145

Stockholders’ (Deficit):
Common stock 50,000,000 common stock authorized, $0.001 par value 30,000,000 common shares issued and outstanding	30,000	30,000
Additional paid in capital	(15,000)	(15,000)
Deficit accumulated during pre-exploration and development stages	(125,309)	(102,145)
Total stockholders’ (deficit)	(110,309)	(87,145)
Total Liabilities and Stockholders’ (Deficit)	$-	$-

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012: and
For the Period from August 11, 2008 (Inception) to September 30, 2013
(unaudited)

	Three Months ended September 30, 2013	Three Months ended September 30, 2012	Nine Months ended September 30, 2013	Nine Months ended September 30, 2012	Cumulative from August 11, 2008 (Inception) to September 30, 2013

Revenues	$-	$-	$-	$-	$-

Expense
Exploration costs	-	-	-	606	4,856
General and administrative expense	6,572	9,498	23,101	17,291	95,034
Impairment of mineral property rights		-	-	2,500	25,000
Total expenses	6,572	9,498	23,101	20,397	124,890

Loss from operations	(6,572)	(9,498)	(23,101)	(20,397)	(124,890)

Other income/(expense)
Interest expense	(21)	(21)	(63)	(63)	(419)
Total other expense	(21)	(21)	(63)	(63)	(419)

Net loss	$(6,593)	$(9,519)	$(23,164)	$(20,460)	$(125,309)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.0)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	30,000,000	30,000,000	30,000,000	30,000,000

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Unaudited Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012 and
For the Period from August 11, 2008 (Inception) to September 30, 2013
(unaudited)

	Nine Months ended September 30, 2013	Nine months ended September 30, 2012		Cumulative from August 11, 2008 (Inception) to September 30, 2013
Operating Activities
Net loss	$(23,164)	$	(20,460)	$(125,309)

Adjustments to reconcile net loss to net cash used in operating activities:
- impairment of mineral property rights	-		2,500	25,000

Changes in operating assets and liabilities:
- accrued interest	63		63	419
-accounts payable and accrued expense	(7)		(60)	1,679

Net Cash used in operating activities	(23,108)		(17,957)	(98,211)

Investing activities
Acquisition of mineral property rights	-		(2,500)	(25,000)

Net Cash used in investing activities	-		(2,500)	(25,000)

Financing activities
Proceeds from subscriptions of stock	-		-	15,000
Proceeds advances from a third party	23,108		20,457	106,536
Proceeds from related party debt	-		-	1,675
Net Cash provided by financing activities	23,108		20,457	123,211

Net increase (decrease) in cash	-		-	-
Cash, beginning of period	-		-	-
Cash, end of period	$-		$-	$-
Supplemental disclosure of cash flow information
Cash paid for income taxes	$-		$-	$-

Cash paid for interest	$-		$-	$-

See accompanying notes to the condensed financial statements

BRAEDEN VALLEY MINES, INC.
(A Development Stage Company)
Notes to the Condensed Financial Statements
(Unaudited)
September 30, 2013

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

 These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. On May 15, 2013, the Company had terminated its mineral rights agreement and is no longer a pre-exploration stage company.   At September 30, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $125,309 since its inception, had a working capital deficit of $110,309 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of a new business operation, or if obtained, upon terms favorable to the Company.

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
September 30, 2013
3. Mineral property rights

On August 11, 2008, Braeden entered into an exploration and mining lease agreement with Altair Minerals, Inc. (“Altair”), and acquired an undivided interest into mining claims located in Elko County, Nevada, in consideration for the payment of advance minimum royalties pursuant to a series of payments to be made over a 3 year period starting from August 12, 2008, and ending on May 15, 2013.

The Company chose not to renew the lease on May 15, 2013 resulting in termination of the exploration and mining lease agreement with Altair Minerals, Inc.  There are no further payments required as a result of the termination. The Company recognized an impairment loss of $0 and $2,500 for the three months and nine months ended September 30, 2012 and a cumulative impairment loss of $25,000, which represented the total $25,000 of acquisition costs paid to acquire the exploration and mining lease agreement for this property.

4.   Advances

During the nine month period ended September 30, 2013, the Company received advances from a third party of $23,108.

These advances do not bear interest and do not have any specific terms of repayment. Total advances due to this third party were $106,536 as of September 30, 2013.

5.   Note payable from a related party

On September 30, 2008, Braeden received $1,675 pursuant to a promissory note with the President of the Company.  The note is unsecured, bears interest at 5% per annum, calculated annually, and is due on demand.   At September 30, 2013, the total due including interest was $2,094 and at December 31, 2012 was $2,031 including $419 of accrued interest and $356 of accrued interest at December 31, 2012.

6.   Common stock

Braeden’s authorized common stock consists of 50,000,000 shares of common stock, with par value of $0.001.

On September 30, 2008, Braeden issued 30,000,000 shares of its common stock to two former directors at $0.0005 per share, for net proceeds of $15,000.

7.   Subsequent event

On October 25, 2013, the Board of Directors of Braden Valley Mines, Inc. (the “Company”) appointed Mr. Carlos Jose Gil, 44, as a new director of the Company, effective as of October 25, 2013. Mr. Gil shall hold office for a term expiring at the 2013 Annual Meeting of the Company’s stockholders, which is scheduled to be held on November 18, 2013.

Mr. Gil, pursuant to director compensation letter, will receive Euro 4,500 per month for his service on the Company’s Board of Directors.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" “the Company” and “Braeden” mean Braden Valley Mines Inc., unless otherwise indicated.  We have no subsidiaries.

General Overview

We were incorporated in the State of Nevada on August 11, 2008.

On November 23, 2009, we appointed Ronald Erickson as the Company’s President, Treasurer and Secretary. On July 5, 2013, the Company’s Board of Directors (the “Board”) received the resignation of Mr. Ronald Erickson as the Company’s President, Secretary, Treasurer and as a member of the Board of Directors.

On July 5, 2013, the Board appointed Mr. Braulio Alejandro Vasquez (age 39) as the Company’s President, and Treasurer. In addition Mr. Hilario Vanegas Gutierrez (age 38) was appointed as the Company’s Secretary. Messers, Vasquez and Gutierrez will hold these positions until they resign or are replaced by the Board. Messers Vasquez and Gutierrez have been serving as members of the Company's Board of Directors since inception.

On October 25, 2013, the Board of Directors appointed Mr. Carlos Jose Gil, as a new director of the Company, effective as of October 25, 2013.

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

We currently have no other mining properties or mining assets. We are presently looking for other business opportunities.

Results of Operations

•	Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2012, which are included in our Form 10-K/A filed on April 17, 2013.

Three Months Ended September 30, 2013 and 2012

Our operating results for the three months ended September 30, 2013, for the three months ended September 30, 2012, and the changes between those periods for the respective items are summarized as follows:

	Three Months Ended September 30, 2013($)	Three Months Ended September 30, 2012($)	Change Between Three Month Period Ended September 30, 2013 and September 30, 2012 ($)
Revenue	Nil	Nil	Nil
Operating Expenses	6,572	9,498	(2,926)
Net Income (Loss)	(6,593)	(9,519)	(2,926)

Operating Expenses

Our operating expenses for the three months ended September 30, 2013 and September 30, 2012 are outlined in the table below:

	Three Months Ended
	September
	2013	2012

Exploration costs	$0	$0
General and administrative expenses	$6,572	$9,498

The slight decrease in operating expenses for the three months ended September 30, 2013, compared to the same period in fiscal 2012, was mainly due to a decrease in legal fees.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

Nine Months Ended September 30, 2013 and 2012

Our operating results for the nine months ended September 30, 2013, for the nine months ended September 30, 2012, and the changes between those periods for the respective items are summarized as follows:

	Nine Months Ended September 30, 2013($)	Nine Months Ended September 30, 2012($)	Change Between Nine Month Period Ended September 30, 2013 and September 30, 2012 ($)
Revenue	Nil	Nil	Nil
Operating Expenses	23,101	20,397	2,704
Net Income (Loss)	(23,164)	(20,460)	2,704

Operating Expenses

Our operating expenses for the nine months ended September 30, 2013 and September 30, 2012 are outlined in the table below:

	Nine Months Ended
	September
	2013	2012

Impairment of mining property acquisition costs	$-	$2,500
Exploration costs	$-	$606
General and administrative expenses	$23,101	$17,291

The increase in operating expenses for the nine months ended September 30, 2013, compared to the same period in fiscal 2012, was mainly due to an increase in legal fees.

Revenues

We have earned $Nil revenues from selling precious metals since our inception.

Liquidity and Financial Condition

As of September 30, 2013, our total assets were nil and our total current liabilities were $110,309 and we had a working capital deficit of $110,309. Our financial statements report a net loss of $6,593 for the three months ended September 30, 2013 and a net a loss of $23,164 for the nine months ended September 30, 2013.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows
	At	At
	September 30, 2013	September 30, 2012

Net Cash Used in Operating Activities	$(23,108)	$(17,657)
Net Cash Used In Investing Activities	$(0)	$(2,500)
Net Cash Provided by Financing Activities	$23,108	$20,457
Cash increase (decrease) during the period	$-	$-

We had cash in the amount of $Nil as of September 30, 2013 as compared to $Nil as of September 30, 2012. We had a working capital deficit of $110,309 as of September 30, 2013 compared to working capital deficit of $87,145 as of September 30, 2012.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting were not effective, as of September 30, 2013, and were not effective during the entire quarter ended September 30, 2013.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of November, 2013.

BRAEDEN VALLEY MINES INC.

Date: November 12, 2013	/s/ B. Alejandro Vasquez
B. Alejandro Vasquez
President, and Treasurer