Form 10-K
period 2013-12-31
ZENOSENSE, INC.
filed 2014-03-26
CIK 1458581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________

Commission File Number 000-54936

Zenosense, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	26-3257291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Avda Cortes Valencianas 58, Planta 5, Valencia, Spain	N/A
(Address of principal executive offices)	(Zip Code)

011-34-960-454-202
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act                                                                                                                                        Yes [ ] No [X  ]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: $0

Number of common voting shares issued and outstanding as of March 19, 2014 the latest practicable date: 48,461,741 shares of common stock

PART I

ITEM 1. BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, the successful development of our intended products, government regulations, our ability to manufacture and market our products, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  All dollar amounts refer to US dollars unless otherwise indicated.

In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report on Form 10-K under "Risk Factors".  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this prospectus.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this prospectus are made as of the date of this prospectus and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and "Zenosense" mean Zenosense, Inc., unless otherwise indicated.

Corporate History

Zenosense, Inc. was incorporated on August 11, 2008 in the State of Nevada. Our authorized common stock currently consists of 500,000,000 authorized shares of common stock, with par value of $0.001.

The original purpose of the Company was to acquire and to develop mineral properties and to engage in the exploration for gold and other mineral properties.  As a mining company, we operated under the corporate name “Braeden Valley Mines, Inc.” and we acquired the right to explore and develop four unpatented lode mining claims situated in the Northern Tuscarora Mountains of Elko County, Nevada. We refer to these mining claims as the "New Dawn Property" or "New Dawn"  On May 15, 2013, our mining lease expired and we lost our right to explore the mining property.  We then became a shell company, as defined under the Securities and Exchange Act of 1934, as amended, until December 4, 2013, when we entered into the transaction with Sgenia Industrial, S.L. described below.

In the summer of 2013, we started to look for other business opportunities.  We became interested in a sensory technology for a methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) detection device to be used in the hospital and health care environments and began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”).  In December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. (“Sgenia”) and its subsidiaries Sgenia Soluciones, S.L. (“Sgenia Subsidiary”) and ZENON Biosystem, S.L. (“Zenon”), all of which are formed under the laws of Spain.  Under the terms of the License Agreement, we will provide Zenon with capital for the development of the device that utilizes the Sgenia Technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments and future products.

In December 2013, we filed an amendment to our charter to change our name from “Braeden Valley Mines, Inc.” to “Zenosense, Inc.” and to increase the number of our authorized shares of Common Stock from 50,000,000 shares to 500,000,000 shares.  The amendments were approved by our stockholders on November 23, 2013 at the annual meeting of the stockholders. We also entered into capital contribution agreements to reduce the number of outstanding shares held by our prior management, converted some outstanding debt and raised initial working capital, in part to be able to finalize the License Agreement and make the initial development payment.

As a result of the change of our corporate name to Zenosense, Inc., the trading symbol of the company changed to “ZENO.”

Business

We are a development stage company seeking to commence the new business of developing an initial product which will be designed to detect methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) in healthcare environments.

License Agreement

We entered into the License Agreement, effective December 4, 2013, with Sgenia, Sgenia Subsidiary and Zenon, for the development of the MRSA/SA detection device and other improvements and variations to the device (the “Sgenia Products”), to be based on the Sgenia sensory technology, to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.

Under the License Agreement, we will fund the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia.  The funding will be provided on an advance basis, per month, based on three development stages during the period to be funded.  In return, we will have the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for 40 years, subject to a limitation on the inclusion of Spain.  All intellectual property developed by Sgenia and/or Zenon at any time during the term related to manufacturing, formulating and/or packaging process shall be shared ownership and licensed to us on a royalty-free basis.  Sgenia will also supply to us, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products.  Sgenia, Zenon and the Company will also work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

The Company’s funding of the product development is limited to the initial approved budget and achieving each stage of development, and in the aggregate amounts to approximately $1.26 million, of which $373,448 was provided in December 2013.  The budget can be modified, but only after collaboration and approval by us in our sole discretion.  The funding period is through December 3, 2014, based on the current business plan.

In additional to providing the development funding, the Company will also pay Zenon royalties for completed sales of the Sgenia Products, payable 60 days after each fiscal quarter of the Company (the “Royalties”).  The Royalties will be 20% of net sales, which is calculated based on gross sales of the device and the installation and training for the Sgenia Products, less various expenses, including manufacturing, components acquired from Sgenia, commissions, refunds and discounts and sales taxes.  If the Sgenia Products are sold by Sgenia or Zenon in Spain for original use in Spain, then the Royalties will be reduced. The Company also has the right to sublicense to other parties throughout the world, except in Spain if and when, if at all, Sgenia or Zenon seek to act as the distributor in that territory.

Sgenia and Zenon have granted the Company the first right to negotiate for a license to any improvements and variations of the Sgenia Products that are not currently included in the license or other commercial uses of the sensory technology that is based on the Sgenia patents for use in relation to hospital acquired infections, which currently are not licensed under the License Agreement, and for products developed for any other commercial uses for the sensory technology based on the patents held by Sgenia Soluciones and its affiliates.

The License Agreement may be terminated by either party if a party commits a material breach that is not cured in 90 days after the non-breaching party provides a notice of the breach.  Upon the termination of the License Agreement for any reason other than the Company’s failure to cure a material breach, the Company has the right to dispose of any of the Sgenia Products then on hand, and to complete orders for Sgenia Products then on order.

All the parties have agreed to various collaboration obligations to assure and maintain the quality of the Sgenia Products, to oversee manufacturing, marketing and pricing and achieving marketing objectives.  The obligations extend to the budgeting and expense of development of the Sgenia Products.

Sgenia will be the exclusive supplier of the integrated circuits for the Sgenia Products, which it will be responsible for manufacturing and imprinting with the necessary circuitry.

The Sgenia Products, once manufactured and distributed, may only be sold under the limited warranties of having been manufactured in accordance with specifications, practices and procedures established by the parties, to be free of material defects and free from contamination and to be manufactured and labeled in accordance with applicable health laws and regulations.

Sgenia and Zenon are responsible for regulatory filings in jurisdictions selected by the Company, subject to the collaborative process and any regulatory approvals are jointly owned by the parties to the License Agreement.  The expenses of meeting the regulatory requirements will be borne by the Company, subject to its right to approve the regulatory budget, which is separate from the development funding budget.

Sgenia is responsible for prosecuting, maintaining and protecting its patents and patent applications on which the Sgenia Products are based.  The Company may request Sgenia to take action to stop competitive infringement of the Sgenia Products, and take over the responsibility for such action if Sgenia does not act, and retain any award achieved by Company action.

The License Agreement is governed by New York law, and the venue for actions based on the License Agreement is to be in New York.

Background of Sgenia

Sgenia and its subsidiaries are known for its sensor development and is a supplier of sensors related to the control of the Tokamak device used in a nuclear fusion research project. The Tokamak is one of several types of magnetic confinement devices, and is one of the most-researched candidates for producing controlled thermonuclear fusion power. Sgenia is a developer and supplier of the sensors, as well as of the sensor technology applied to the control system. Sgenia has also produced an algal contamination detector for use in water supply applications. The algal sensor scans for the volatile organic compounds (“VOCs”) emitted by the target algae. The VOCs form a unique “chemical signature” which may be detected to rapidly and effectively determine the presence or absence of the algae. The Sgenia detector is effectively an electronic “nose” that can smell this signature. This algae sensor system has undergone a successful eighteen month trial and is under contract with a Madrid area water supplier in Spain. It is likely to be rolled out as a networked solution across the water company’s operations. Zenon will use this same technology platform for its MRSA/SA device that is to be developed for Zenosense.

The Sgenia team of engineers and scientists are considered very skilled and have years of experience.  The team that will be employed in the development of our product will include Mr. J. Lama, MBA, BSc., a materials engineer, Mr. M. Querol, a mechanical engineer, Ms. M. I. Gil, a specialist in sensor technologies and advanced technical and software development and Mr. G. Roman Perez,  a physicist.  In addition, the team will include three biologists contracted to Zenon, including  molecular biologists and biochemists specializing in bacterial physiology and genetics, clinical microbiology and molecular biology. The team’s combined skillset includes deep knowledge of the clinical genetics to be addressed in order to program and refine the sensor so that it can detect SA and ideally discriminate between MRSA and SA. Variously, members of the team are business (biotechnology) management qualified, have co-authored numerous scientific publications, taught as professor, have experience of the practical clinical setting in hospital and have co-invented patents for others.

Healthcare –Associated Infections (HAI’s)

HAI’s or infections acquired in healthcare settings are the most frequent adverse event in healthcare delivery.  This is a worldwide issue with millions of patients affected by various healthcare-associated infections and leading to significant mortality and financial losses for health systems. It is estimated that of every 100 hospitalized patients at any given time, 7 in developed and 10 in developing countries will acquire at least one HAI1.

The Centers for Disease Control and Prevention (CDC), a part of the U.S. Department of Health and Human Sciences, estimate that one in every 20 patients treated in U.S. hospitals develop an HAI. Approximately 2 million HAIs are associated with nearly 100,000 deaths each year2 and directly responsible for at least 23,000 deaths per year in the United States alone3.

Recent studies suggest that implementing prevention practices can lead to up to a 70 per cent reduction in certain HAIs.4 5 In a report released by the CDC, it is suggested that using prevention practices for HAIs will result in enormous medical cost savings in the United States6.

MRSA continues to account for a significant proportion of HAIs and is regarded as one of the most important causes of antimicrobial-resistant HAIs worldwide7. Furthermore MRSA is becoming resistant to a growing number of antibiotics8.

The CDC takes the view that advanced molecular detection technologies, which can identify threats much faster than current practice, are not being used as widely as necessary in the United States9, and that developing better diagnostic tools to rapidly and accurately find sources of contamination will improve antibiotic use10.  We believe that if the proposed Zenosense device is successfully developed and approved for MRSA/SA, it will be able to address these deficiencies.

1 http://www.who.int/gpsc/country_work/gpsc_ccisc_fact_sheet_en.pdf?ua=1
2 http://medicalworldamericas.com/hospital-acquired-infections/
3 http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=11
4 http://www.healthypeople.gov/2020/topicsobjectives2020/overview.aspx?topicid=17
5 http://medicalworldamericas.com/hospital-acquired-infections/
6 http://www.cdc.gov/hai/pdfs/hai/scott_costpaper.pdf
7 http://www.ecdc.europa.eu/en/publications/Publications/annual-epidemiological-report-2013.pdf
8 http://www.pewhealth.org/reports-analysis/issue-briefs/mrsa-a-deadly-pathogen-with-fewer-and-fewer-treatment-options-85899380134
9 http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=27
10 http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=27

MRSA

MRSA is a bacterium responsible for several difficult-to-treat infections in humans. MRSA is any strain of Staphylococcus aureus (“SA”) that has developed a resistance to beta-lactam antibiotics, including the penicilins such as methicillin, dicloxacillin, nafcillin, oxacillin, and also the cephalosporins group.  MRSA infection generally cannot be effectively treated with these standard antibiotic types and accordingly is considered more dangerous than SA, which is susceptible to these antibiotics. The acronym MRSA is still commonly used even though methicillin is no longer used for treatment and the acronym ORSA (oxacillin-resistant Staphylococcus aureus) may be used interchangeably with MRSA.

MRSA is a particular danger in clinical settings, such as hospitals and care homes. Patients with open wounds, invasive devices and weakened immune systems are an increased risk of infection. Patients contracting MRSA are likely to spend three times as long in a hospital stay at three times the cost, and are five times more likely to die than an uninfected patient11.

MRSA has recently been estimated to be responsible for approximately 11,00012 deaths and 80,00013 invasive infections per year in the United States alone. Patients with MRSA can be twice as likely to die as patients with Staph infections that can be treated with methicillin and the annual costs of treating hospitalized MRSA patients are between $3.2 billion and $4.2 billion in the United States (according to an Issue Brief released by the Pew Charitable Trust on April 3, 201214).

The direct costs of HAIs, both in the United States and around the world, of which MRSA is a major constituent, are therefore very substantial.

The high financial toll on private and public health care systems by MRSA is therefore a critical issue for healthcare providers and authorities. A considerable and expensive effort accordingly is directed at hygiene, deep cleaning and early identification of infected patients. Patients may be pre-screened for MRSA, surfaces can be sanitized and hand-washing regimes can be implemented.

A patient may be tested for MRSA/SA infection with a lab test from cultured samples, involving extensive incubation times of 24 hours or more15 and a 2 to 3 day result turnaround16.  More expensive tests are also available with shorter (just hours) turnaround times.

Electronic “nose” devices do exist to detect bacteria from cultures, such as the Airsense system installed on the International Space Station, and the Cyranose system, which can detect eye infective bacteria. However, these devices are relatively bulky and are prohibitively expensive17 to universally install.

11 Noskin GA, Rubin RJ, Schentag JJ, Kluytmans J, Hedblom EC, Smulders M, Lapetina E, Gemmen E (2005). "The Burden of Staphylococcus aureus Infections on Hospitals in the United States: An Analysis of the 2000 and 2001 Nationwide Inpatient Sample Database". Arch Intern Med 165 (15): 1756–1761. doi:10.1001/archinte.165.15.1756. PMID 16087824.
12 http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=77
13 http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=77
14 http://www.pewhealth.org/reports-analysis/issue-briefs/mrsa-a-deadly-pathogen-with-fewer-and-fewer-treatment-options-85899380134
15 http://www.ndhealth.gov/disease/Documents/Resources/MRSA%20Book/AppendixF.pdf
16 http://www.cepheid.com/tests-and-reagents/clinical-ivd-test/xpert-mrsa
17 http://www.smart-systems-integration.org/public/documents/presentations/presentations-annual-Forum-2011/eposs-annual-forum-2011-6-october-2011/session-2-market-applications-for-smart-systems-fully-electric-vehicles-health-medical-wearable-technology-mobile-devices-wireless-communications/4_Session2_Brongersma_Holst%20Centre_Towards%20a%20Miniaturized%20Micromechanical%20Electronic%20Nose.pdf

Proposed Zenosense Product

Under our license agreement, Sgenia will develop a MRSA/SA device for Zenosense. It will be based on the sensor platform already developed by Sgenia, but with modifications so that it can use a single commercial “off-the-shelf” gas sensor to sample the air and continuously monitor for the airborne the VOC signatures emitted by MRSA/SA. The MRSA/SA VOC signatures are emitted when the bacteria has infected and expressed itself as a disease in the patient. It can be detected prior to the patient being obviously symptomatic, enabling an earlier intervention to contain and control its effect and spread.

Our MRSA/SA detection device is intended to be low cost because it will employ standard components, with the only proprietary elements being the Sgenia chip with its pre-loaded processing software. Essentially, the device is intended to work by utilising a single standard sensor to continuously scan for the MRSA/SA signature spectrum of the VOC. In the proposed Sgenia developed MRSA/SA device a single sensor will perform the entire VOC spectrum scan, as Sgenia’s adaptive processing software enables it to perform an effectively infinite number of scans, creating tens of thousands of “virtual sensors” from a single sensor. The proposed product is being designed to eliminate the need for 8 to 32 sensors (as in competitor devices) with all the supporting processors, circuit boards and power supply, where each sensor is pre-set to detect a certain part of the MRSA/SA spectrum of VOCs. It is expected that our product will result in a huge cost saving compared to a product requiring an array of individual sensors.

At the detection stage the VOC detection is electronically processed and is pattern processed in a neural network on the patented applied for Sgenia hardware. The patent application was made on the 17th January, 2013 under the reference P201330048 with the title (translated from Spanish) “Method of Analysis of a gas and artificial nose”.

The patent application description refers to: a method that allows the use of a single sensor to act as an unlimited number of sensors: a method of analysis of a gas through an artificial bio-inspired “nose” of general application that uses strategies for adaptive modulation of the sensor's parameters to fit the detection purpose of the nose. This enables an artificial nose of smaller dimensions than one with multiple sensors resulting in good portability, a wide range of applicability and reduced production costs.

The proposed device will also be designed to effectively “learn” to identify the MRSA/SA VOC signature. The VOC signature is referenced to parameters in Sgenia’s software so as to enable continual scanning across the MRSA/SA VOC spectrum to recognise the VOC patterns and contamination positioning - the system will be designed to be able to discriminate between bacterial VOCs and contamination. The algorithmic software will be protected as an Industrial Secret by FPGA (Field Programmable Gate Array) “lock and key” encryption on Sgenia’s chip.

The device is intended to be produced in two forms: 1) a low cost wearable / bed positioned device, powered by a rechargeable battery to be positioned on the person; patients and medical staff. In the event of any infection, the MRSA device will detect the VOCs produced by the infected person and express an audio/visual alarm; and 2) an adapted, fixed device positioned in the room, mains powered, with culture-amplification of any MRSA/SA presence, to monitor the room volume. This would be network monitored.

The device is intended to detect MRSA or SA. In the event of a positive detection further personal, conventional tests would be used to discriminate between MRSA and SA, as both infections require specific treatment. The MRSA/SA VOC detection range is estimated to correlate to an approximate 3 meter “bubble” around an infected patient, ideal for a wearable device. However, it is our intention to explore during the development programme whether MRSA versus SA VOC signatures can be discriminated by the device. The Sgenia detection technology is very sensitive. If the VOC signature of the genetically different MRSA can be separated from the signature of SA, there is a prospect that such a discriminatory device can be developed.

Development is intended to be completed in three distinct phases.

Phase 1 will be to produce a prototype of MRSA/SA detection device based on the Sgenia technology, having the capacity to detect MRSA/SA contamination. This will require substantial engineering work needed to modify and adapt existing sensor capabilities to the proposed application and modification of algorithms to conform with MRSA or SA bacteria analysis It is envisaged that all these developments will be protected as industrial secrets and will not be patented.

Phase 2 will be to produce prototypes and conduct laboratory tests with a minimum of 20 beta versions of the MRSA/SA detection device and then delivering a pre-production design suitable for hospital use. Critical to this phase will be validating the device and achieving accuracy and repeatability performance.  Testing will include addressing contamination influences of environmental conditions (temperature, humidity, and other gasses) and interference from other families of bacteria; and achieving the standard and quality levels required for hospital usage.

Phase 3 will be to obtain relevant regulatory approvals in the US and European Union, to produce a final product ready for mass production and marketing. It is anticipated that this phase will include final testing by an external and specialist laboratory of microbiology, preparing and pursuing applications for approval and remedying any problems detected during testing, and preparation for mass production of the device once all relevant tests and approvals obtained.

Potential Revenue Lines

The Company currently does not generate any revenue.  The potential for any revenue is dependent on the development of the Sgenia Products, for which no assurance can be given. If the development of the Sgenia Products is successful, the Company believes that its principal sources of revenues will be from the sale of the Sgenia Products and the training of personnel in the use of the Sgenia Products. There is no assurance that a marketable product will be developed, approved by regulatory authorities, manufactured or successfully distributed.  There can be no assurance that the Company will be able to generate any revenues in the future.  The Company will need substantial funding for all the phases of its business plan before it is able to generate any revenues.  The Company has no identified sources of capital for all aspects of its financial needs under the current business plan.

Manufacturing and Supplies

Under the License Agreement, the Company has the right to manufacture the Sgenia Products.  The development plan of the Sgenia Products includes the obligation of the developer to create the manufacturing design and provide it to the Company for use by the selected product manufacture. The manufacturing design is to be provided on a royalty free basis. The Company and Sgenia and Zenon will collaborate on the manufacturing design, process and selection of manufacturer. Neither the Company nor Sgenia and Zenon have manufactured devices similar to the proposed Sgenia Products, therefore there can be no assurance that they will be successful in their designing of a product that can be manufactured on a commercial scale.

One of the essential components in the Sgenia Products is a microchip that carries the integrated circuits necessary for the operation of the Sgenia Products. Sgenia and Zenon will provide the necessary microchip integrated circuit with the required microprocessing circuitry, which will be imprinted by Sgenia and Zenon at their facilities with the circuitry based on the intellectual property of Sgenia.  Sgenia and Zenon will supply the chip to the Company on an as required basis, from time to time, at fixed, negotiated prices depending on the quantities ordered.  Sgenia and Zenon have only obtained microchips on a test basis, to date, and therefore there can be no assurance of their ability to obtain the necessary quantities of the microchips and imprint them at their facilities in commercial quantities at the necessary quality level. While we believe Sgenia and Zenon will be able to adequately supply the Company requirements for this component, if they fail in their obligation, then under the terms of the License Agreement the Company has the right to obtain the microchip component from other suppliers and obtain the design of the circuitry from Sgenia and Zenon for our own manufacture of the microchips. No assurance can be given that in the event of a default by Sgenia and Zenon that the Company will be able to obtain the circuitry and to be able to continue to produce the Sgenia Products.

The Company plans to subcontract manufacturing of the Sgenia Products. It is anticipated that a number of the parts will be standard electronic components that are readily available in the manufacturing market.  For those components that are not obtained from open sources and not obtained from Sgenia and Zenon, the Company believes that there are numerous manufacturers throughout the world that are capable of producing the necessary additional parts that will comprise the Sgenia Products and that are capable of assembling the Sgenia Products, at a high quality level and efficient rate of production for prices that will work commercially within the projected pricing of the Sgenia Products.  Notwithstanding this belief, there is no assurance that the Company will be able to locate all the necessary parts or be able to locate a competent manufacturer to assemble the devices at prices and quality levels to ensure product acceptance in the market.

Regulation

The Company expects that its Sgenia Products will be subject to some level of regulation in each of the various intended markets. Such regulation will be oriented towards the efficacy of the Sgenia Product for its intended purpose, in the healthcare environment. Currently, the first market being contemplated is the United States.  This will require obtaining certain approvals from the U.S. Federal Food and Drug Administration (the “FDA”) in advance of the manufacture and marketing and sale of the Sgenia Products.  Because the Sgenia Product is not based on in vitro analysis, the Company does not believe it will be subject to the FDA guidance relating to the analytical and clinical performance of nucleic acid-based in vitro diagnostic devices (“IVDs”) intended for the detection and differentiation of MRSA and SA, which was issued in 2011. That regulation is oriented to culture based, blood sample based analytics in laboratory settings.  Notwithstanding that, we anticipate that our Sgenia Products will be regulated as a medical device. The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

Under the License Agreement, Sgenia and Zenon are responsible for obtaining the required regulatory approvals for the Sgenia Products.  We have the right of notice and to participate in the regulatory process, and we will be responsible for funding the associated expenses.  Sgenia and Zenon, as well as ourselves, have not ever before sought regulatory approval from the FDA or any other agency for any medical devices. There is no assurance that we will be able to pursue regulatory approval or obtain the necessary licensing.  We may have to engage professionals to help or take over the regulatory process, which will add expense to our development costs, which we cannot estimate at this time.

FDA Regulation

Unless an exemption applies, we believe that each medical device that we plan to commercially distribute in the U.S. will require prior pre-market notification and 510(k) clearance from the FDA.  Although we cannot determine with certainty at this time because the Sgenia Products are still in the development stage, we believe that they will be categorized as either a Class I or Class II device.

The FDA classifies medical devices into one of three classes. Devices being placed in Class I or II require fewer controls because they are deemed to pose lower risk. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA’s Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA, which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) (“QSR”). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices will be placed in Class III and will require approval of a PMA application (i) if insufficient information exists to determine that the application of general controls or special controls of the device are sufficient to provide reasonable assurance of safety and effectiveness, or (ii) if they are life-sustaining, life-supporting or implantable devices, or (iii)  if the FDA deems these devices to be “not substantially equivalent” either to a previously 510(k) cleared device or to a “pre-amendment” Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required.

Clinical trials are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption (“IDE”) to the FDA. An IDE application must be supported by appropriate data, such as laboratory testing results, and a testing protocol that is scientifically sound. The IDE application must be approved in advance by the FDA, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. The FDA’s approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and effectiveness, even if the trial meets its intended success criteria.

Any clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.

The withdrawal of previously received approvals or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;
•	QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;
•	labeling regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;
•
medical device reporting regulations, which require that manufacturers report to the FDA if a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

•
corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act that may present a risk to health.

The FDA enforces regulatory requirements by conducting periodic, unannounced inspections and market surveillance. Inspections may include the manufacturing facilities of our subcontractors. Thus, we must continue to spend time, money, and effort to maintain compliance.

Failure to comply with applicable regulatory requirements may result in enforcement action by the FDA, which may lead to any of the following sanctions:

•	warning letters;
•	fines and civil penalties;
•	unanticipated expenditures;
•	delays in approving or refusal to approve our applications, including supplements;
•	withdrawal of FDA approval;
•	product recall or seizure;
•	interruption of production;
•	operating restrictions;
•	injunctions; and
•	criminal prosecution.

Our contract manufacturers, specification developers, and some suppliers of components will be required to manufacture our products in compliance with current Good Manufacturing Practices (“cGMP”) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. We expect that our subcontractors’ manufacturing facilities will be subject to domestic and international regulatory inspection and review. If the FDA believes any of our contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down the manufacturing operations of our contract manufacturers, require recall of our products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We cannot assure you that we will be able to comply with all applicable FDA regulations.

Non-FDA Government Regulation

The advertising of our products will be subject to both FDA and Federal Trade Commission regulations. In addition, the sale and marketing of medical devices are subject to a complex system of federal and state laws and regulations intended to deter, detect, and respond to fraud and abuse in the healthcare system. These laws and regulations restrict and may prohibit pricing, discounting, commissions and other commercial practices that may be typical outside of the healthcare business. In particular, anti-kickback and self-referral laws and regulations will limit our flexibility in crafting promotional programs and other financial arrangements in connection with the sale of our products and related services, especially with respect to customers seeking reimbursement, if available, through Medicare or Medicaid and other government programs. Sanctions for violating federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs. These state laws typically impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, medical device manufacturers and suppliers have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee these laws and regulations. Federal and state legislation has increased funding for investigations and enforcement actions, which have increased dramatically over the past several years. This trend is expected to continue. Private enforcement of healthcare fraud also has increased, due in large part to amendments to the Civil False Claims Act in 1986 that were designed to encourage private persons to sue on behalf of the government. These whistleblower suits by private persons, known as qui tam relaters, may be filed by almost anyone, including physicians and their employees and patients, our employees, and even competitors.

European Device Regulation

The medical device regulatory process for international distribution is subject to government regulations that will vary by country from those having few or no regulations to those having pre-market controls and pre-market acceptance. In the EU, for example, medical devices require a Conformité Européenne (“CE”) Mark in order to be placed in the market. The CE Mark certifies that a product has met EU consumer safety, health and environmental requirements. CE marking requires meeting the conditions of the European Directive to which the medical device applies. The directives regulate the design, manufacture, clinical trials, labeling, and post-market surveillance reporting activities for medical devices.

To facilitate CE Mark approval, it may be beneficial or necessary to complete the International Organization for Standardization (“ISO”) certification process for the Company’s comprehensive management system for the design and manufacture of medical devices.

Marketing and Customers

We intend to seek as our first customers the distributors of medical devices and hospitals.  The use of medical device distributors is an efficient way to market and to place our device into the mix of products available to health care providers who have concern about MRSA and SA, and to gain immediate exposure to the end users based on a distributor’s network of clients.  We also will seek entry directly with hospitals and hospital medical clinical chains, as they are the most likely to be interested in our product, as their environments are the most susceptible to MRSA and SA outbreaks.  The Company currently does not have any distribution agreements or other arrangements of any kind in place and has not done any marketing to any distributors or specific end users. There can be no assurance given that the Company will be able to establish any distribution agreements or arrangements, or that health care providers will be interested in our products.

As a supplement to the use of distributors, we plan to use other forms of direct sales, presentations and appointments with healthcare associations and distributors in the healthcare industry to generate recognition and acceptance of our products. We also plan to use print media and brochures in conjunction with our distribution and sales efforts.

We plan to use trade shows, demonstration opportunities and similar venues to increase brand awareness and product understanding and recognition. These venues can also foster valuable business partnerships. Generally, these trade shows are held on a regular annual basis and attract the important companies and users within the industry, which will provide a valuable venue for the Company to showcase the company and its products.

We also plan to offer training in the use of the Sgenia Products.  We believe that this will be necessary not only at the initial installation of the devices but on an ongoing basis as personnel at the health care facilities in which our products are being used changes over time.  We anticipate being able to charge for the initial and on-going training, and anticipate it being an important, supplemental revenue source.

We also anticipate having to provide certain consulting services with respect to the environment design and installation of our products.  Although installation will be the responsibility of the end user, the placement of a device can be important in its efficiency to detect MRSA/SA.  We plan on charging separately for this service.

Being able to offer training on an ongoing basis and installation consulting will be an additional marketing tool because most medical device users do not want to be unable to obtain training for their personnel on a regular basis or mis-install a device so as to get the full benefit of their capital commitment in medical devices. The assurance that we will be able to help them get the full benefits of their devices, in terms of placement and use, will provide the end user comfort in that they will have the necessary support from the device manufacturer and seller.

Competition

At this time there are a number of producers of MRSA/SA detection devices.  Companies such as Cephide, Nerac, and FCubed have various devices for use in the detection of hospital environment borne diseases using different means of detection.  Most of these devices, and those companies identified above rely on blood, swab and DNA testing.  The proposed Sgenia Product will not rely on such patient specific forms of analysis, and therefore we believe that there is no direct competition for our proposed product.  We believe our proposed product will be less expensive to deploy than the patient specific analytical methods, and because it will be oriented towards monitoring the medical space environment, unobtrusive to doctors, health care personnel and patients.  We believe it will be more efficient and more effective in preventing the spread of MRSA/ SA because our product is intended to be more in the nature of preventative, or at least an alert for additional patient specific testing.  We believe our product also will be able to detect MRSA/ SA in the environment so that the area can be isolated and cleansed.

Because hospital acquired infections are such a growing problem and deadly in many instances, it is likely that there will be other entrants into the market for developing and selling detection systems, whether based on in vitro or other technologies.  We anticipate that many of these companies, including those identified above, will be better capitalized, have established market presence and have internal development teams able to develop new and different products in competition with the product anticipated to be developed under the License Agreement.  Moreover, such companies have an established market presence with products that have received FDA approval and are perceived by health care providers to be working to solve the problem.  Therefore, the Company, in marketing its product, will have to overcome the established positions of then current products and establish a reputation among its customers that the Sgenia Product is reliable, cost effective and problem solving.

Intellectual Property

The Company will not have any ownership rights in the underlying technology on which the Sgenia Product relies, but will only have a license agreement with respect to the products derived therefrom and within the scope of the license.  If Sgenia or Zenon ceases operations, then under the terms of the License Agreement, the Company will have the right to copies of the underlying technology to use for the term of the license arrangement for the manufacture and marketing of the Sgenia Products.  In the future, the Company may develop trademarks and service marks in connection with its business, which it will own and which it will seek to protect by usage and registration.

Employees

We currently have one employee/officer and one director,  Mr. Carlos Jose Gil.    We currently have engaged a consultant to help with various accounting, business and public reporting tasks at an at-will basis for the first three months of the fiscal year 2014.  As the Company works with Sgenia to develop the Sgenia Products and as we move towards regulatory approval, manufacturing and marketing, we anticipate adding personnel and engaging consultants.

ITEM 1A. RISK FACTORS

We have not generated any revenues and have incurred losses for the period since inception, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We are a development stage company. We did not generate any revenues for the year ended December 31, 2013, and had a net loss of $448,010. We have had no revenues and have a total accumulated deficit of $550,155, since inception. We anticipate generating losses for at least the next 18 months and thereafter, as our principal activity will be funding the development, regulatory approval and manufacturing of the Sgenia Products without sales or other revenue making operations. Therefore, we may be unable to continue operations in the future as a going concern. We will need a substantial amount of financing to develop the Sgenia Product. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital, there is every likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Without adequate capital, we may be in default under our funding obligations under the License Agreement. If we fail to fully fund the development expenses, the funds previously invested in development will be lost.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm for the Company issued its report in connection with our audited financial statements for the period from August 11, 2008 (inception) through December 31, 2013 and for the fiscal year ended December 31, 2013, subject to the opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors. If we are not able to continue our business as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

The Company will need a substantial amount of capital to fulfill its obligation under the License Agreement.

Under the License Agreement and for the implementation of our business plan, the Company's capital requirements will be significant over the longer term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future, which will be sufficient to fund its business activities. In connection with the License Agreement, the Company is required to raise at least $1,256,000 to support the development of the Sgenia Products, of which only a portion has been raised. Thereafter it will need to raise additional funds to obtain regulatory approval, manufacture, market and distribute the Sgenia Products. Therefore, the Company plans from time to time over the next 36 months, if not also thereafter, to seek additional equity capital to fund its business development and operations. There is no assurance that it will be able to obtain financing in the amounts required or on terms acceptable to the Company. If financing is not obtained, then the Company may not be able to fulfill its obligations under the License Agreement and may lose its license arrangement with Sgenia and Zenon.  Any funds provided to Sgenia and Zenon or spent on other aspects of product development, regulatory approval, manufacturing design and components, as well as marketing, will be lost in the event that the License Agreement is terminated.  The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

We are dependent on the continuing innovation and input from Sgenia.

The success of our business initially depends on the success of Sgenia and its technologies, and if a development of a licensed and marketable product is achieved, continued innovation and technological maintenance by Sgenia.  Although the Company and Sgenia and Zenon will collaborate in the research and development of Sgenia technologies, we do not have any ownership interest or corporate control over Sgenia or Zenon and their respective day-to-day operations.  We have certain collaborative rights through various joint committees to influence the process and results of the licensing arrangements, but only for some do we have the final determinative power. If there is a breakdown of cooperation or if Sgenia fails to retain its innovation talents or continue its operation, these will have a material adverse effect on our business, operating results and financial condition and the License Agreement may be terminated, in which case we would lose our rights thereunder.

The Sgenia technologies are not yet verified in practice or on a commercial scale.

The success of our Company depends on whether Sgenia and Zenon can successfully apply its technologies to develop MRSA/SA infection detection devices.  Although the Sgenia technologies have been deployed in other arenas, for the type of sensory detection that is contemplated for Sgenia Products, they are in the early stages of development. The technologies that we hope to rely on have not been tested in a commercial setting or manufactured on a commercial scale. There is no assurance that Sgenia will be able to fully develop commercial products that produce the anticipated objective of MRSA/SA detection, on a timely basis or at all.  There is no assurance that we will be able to successfully obtain regulatory approval, manufacture, promote and sell the Sgenia Products.  You should understand that your investment is in a development-stage technology company, with no assurances of an ability to develop a commercial product or obtain commercial revenues, and such revenues may be insufficient for our operations to continue.

Laboratory conditions differ from commercial manufacturing conditions and field conditions, which could affect the effectiveness of our product. Failures to effectively move from laboratory to the field would harm our business.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in commercial manufacturing facilities or in the use of products in the field. The end products will be used in hospitals and other medical care environments, and currently it is not verified whether the devices we plan to produce can successfully detect the bacteria that causes MRSA/SA in those environments or any other environments where the products may be used. The inability of our development stage products to be manufactured in contract manufacturing facilities or meet the demands of users in the field would harm our business and business prospects.

The Sgenia Products will be subject to regulatory approval and monitoring as they are marketed, and there is no assurance that Sgenia and Zenon will be able to obtain the necessary licensing and we will be able to maintain that license.

The Sgenia Products, unless they will qualify for an exception, will have to be licensed under of the Food and Drug Act and the regulations of the United States FDA. We believe licensing would be under the 510(k) process, but there is no assurance that the Sgenia Products will be able to qualify for this procedure; consequently they may have to be licensed under a more complicated regulatory regime.  The 510(k) process is one by which the efficacy of the product will be reviewed and verified, based on the underlying science and possible clinical testing.  There is no assurance that the necessary regulatory approval of the Sgenia Products will be obtained.  If obtained, the Company and its manufacturers will have to comply with various good manufacturing requirements, labeling and other regulation, both at the federal and state levels.  If not approved, the proposed products may have to be redesigned, if that is determined possible.  The Company expects that the regulatory requirements will cause a considerable expense and obstacle to having a marketable product, and may delay the anticipated launch of the product. Such delay may stretch into years.  Additionally, if the Company does not adhere to the legal requirements for the manufacture and marketing of the products, the regulatory approval may be terminated, and the Company may be subject to different kinds of penalties and sanctions.

Sgenia, Zenon and the Company do not have prior experience in seeking or obtaining regulatory approval in any jurisdiction for medical devices.  This lack of experience may prevent or make more expensive our obtaining any necessary regulatory approval.

Sgenia and Zenon, as well as ourselves, have not sought regulatory approval before the FDA or any other agency for any medical devices. There is no assurance that we, ourselves, will be able to pursue regulatory approval or obtain the necessary licensing.  We may have to engage professionals to help or take over the regulatory process, which will add expense to our development costs, which we cannot estimate at this time.  We may not be able to fund this additional cost, in which case the development expense will be lost.

We will rely on subcontractors to manufacture the Sgenia Products, and market launch could be adversely affected if the subcontractors decline to or unable to manufacture our designs.

Although we will be responsible for the manufacturing, marketing and selling of the Sgenia Products, we will not manufacture any products directly. Our business model contemplates outsourcing the manufacturing process to subcontractors. It is not guaranteed that we will be able to find competent subcontractors that have the technical and manufacturing capacity to produce the Sgenia Products at a profitable price for us.  Any reluctance or inability by subcontractors to manufacture our designs could adversely affect the market acceptance of our designs.

We will rely on Sgenia and Zenon for a critical component, which if we are not able to purchase from them or obtain the underlying technology according to the License Agreement, we will not be able to manufacture the Sgenia Products.

The Sgenia Products rely on certain patents and intellectual property held exclusively by Sgenia.  The License Agreement provides that Sgenia and Zenon will obtain microchips and imprint them with critical circuitry that is essential to the operations of the Sgenia Products and provide this component to us at negotiated prices, as we need it from time to time for our manufacturing of the Sgenia Products.  If we are not able to obtain the microchips in the quantity and quality needed, on a timely basis, then we will not be able to manufacture the Sgenia Products. There is no assurance that Sgenia and Zenon will be able to produce the microchips.  Although we have the right to obtain the technology to produce our own microchips in the event that Sgenia terminates its business or breaches the License Agreement, there is no assurance that we will be able to obtain that technology from Sgenia and if obtained to produce the microchips. The inability to obtain these microchips will cause us irreparable harm, and investors likely will lose their investment in the Company.

To successfully implement our business plan, we will need to hire new personnel to establish and implement the manufacturing, marketing and sales plans for the Sgenia Products.

The Company does not have any full-time employees, and our current executive officer is providing his services on a part-time, as needed basis.  In the future, we will need to hire employees to further our new business venture.  Specifically, we will need employees to monitor the development of the Sgenia Products and to help design the manufacturing protocols and establish a manufacturing plan for the Sgenia Products.  Although Sgenia and Zenon are responsible for the regulatory approval, we will need our employees to participate in the regulatory process.  Additionally, we will need employees to identify and monitor the selected manufacturers, establish marketing plans and implement sales.  Since we have the worldwide exclusive license to manufacture, market and sell the Sgenia Products, we might need to set up offices in different countries and hire talent from different countries to implement our business plans. Our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel is uncertain. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  The failure to attract and retain necessary technical, managerial, sales, marketing and service personnel could have a material adverse effect on our business, operating results and financial condition.

The strategic relationships we rely on may not be developed, and if developed, may not be successful.

To successfully manufacture, market and sell the Sgenia Products in the international market, we need to develop strategic relationships with supply chain companies, distribution companies, regional providers, hospitals, healthcare professionals and others to help establish our market presence and enhance the efforts of our own market penetration, business development, implementation, manufacturing, and sales.  These relationships are expected to, but may not, succeed.  There can be no assurance that these relationships will develop and mature, or that any of our existing relationships will be successful or that potential competitors will not develop more substantial relationships with attractive partners.  Our inability to successfully implement our strategy of building valuable strategic relationships could harm our business.

The complexity and technicality of our products could result in unforeseen delays or expenses from undetected defects or errors in our technology designs, which could reduce the market acceptance for our new products, damage our reputation with prospective customers and adversely affect our operating costs.

Highly complex and technical products such as our proposed detection device may contain defects and errors when they are first introduced or as new versions are released. We may in the future experience the occurrence of defects, errors and bugs in our products. If any of our proprietary features contain defects or errors when first introduced or as new versions are released, we may be unable to correct these problems or result in unreasonable delays in their use by our end-users. Consequently, our reputation may be damaged and hospitals may be reluctant to buy or use our products in the future.  Market reputational damage is also likely to harm our ability to attract new customers and negatively impact our financial results. In addition, defects or errors could interrupt or delay pending sales while corrections are undertaken. These problems in installed devices may also result in claims against us by the hospital, healthcare professional and patients, with resulting damages for breach of contract and tort liabilities.  Claims where we are found liable or otherwise, which may be regardless of our responsibility for such failure, could cause us to incur substantial costs in defending against such lawsuits and the payment of settlements.

Until the Company has developed and launched the Sgenia Products at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

As the Company is a start-up, development stage company, it has not yet launched any of its products at a commercial level. Until it has consistent, proven sales, there is uncertainty of the product acceptance in the intended markets and the ability of the Company to commercialize any of its products. Until then, the Company believes it will have to fund its operations from capital rather than revenues. If there are no, or only low levels of, product acceptance and sales, the Company will have to alter its business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require the Company to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for its products. The Company has limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. The Company's efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for the Company's products will not be limited, or that the Company's strategies will result in successful product commercialization or in initial or continued market acceptance for the Sgenia Products.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

The success of the Sgenia Products depends on Sgenia maintaining and obtaining the necessary patents and its ability to protect its intellectual property worldwide. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, and other trade secrets may afford the Company under the terms of the License Agreement, that any patent applications that may be made in the future will result in issued patents, that the Company's future trademarks, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued in relation to the Sgenia Products.

Although the Company believes, based on representations in the License Agreement, that the intellectual property Sgenia is using in developing Sgenia Products does not infringe any patents, trademarks, or violate proprietary rights of others, it is possible that its existing intellectual property may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event the Sgenia Products infringe patents or proprietary rights of others, Sgenia and the Company may be required to modify the design of the Sgenia Products, change the name of its products or obtain a license. There can be no assurance that Sgenia and the Company will be able to do so in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that either Sgenia or the Company will have the financial or other resources necessary to defend a patent infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

Both Sgenia and the Company rely on proprietary know-how and employ various methods to protect the source codes, concepts, ideas and documentation of their respective intellectual property and proprietary technologies. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to Sgenia’s or the Company's know-how or software codes, concepts, ideas and documentation. Although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets or those on which it relies owned by others.

The Company has paid no cash dividends to date.

The Company has paid no cash dividends on its common stock to date.  Payment of dividends on the common stock is within the discretion of the board of directors and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors.  The Company does not currently intend to declare any dividends on its common stock in the foreseeable future.

There is not now or may never be an active market for our common stock.

We are providing no assurances of any kind or nature whatsoever that an active market for our common stock will ever develop. We have been a public registered company since August 2012 and have been issued a trading symbol, but there have been very infrequent trades in our common stock. Investors should understand that there may be no market or alternative exit strategy for them to recover or liquidate their investments in the common stock of the Company. Accordingly, investors must be prepared to bear the entire economic risk of an investment in the common stock for an indefinite period of time. If a public or private market ever develops for our common stock, we anticipate that our then financial condition, product offerings, and product roll out strategy and implementation will greatly impact the value of the stock, which may not reflect our business prospects.

We are subject to the reporting requirements of the United States securities laws, which will require expenditure of capital and other resources.

We are a public reporting company subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including, without limitation, compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be substantially higher than they would otherwise be if we were privately-held. It will be difficult, costly, and time-consuming for us to develop and implement internal controls and reporting procedures required by Sarbanes-Oxley Act of 2002, and we will require additional staff and third-party assistance to develop and implement appropriate internal controls and procedures. If we fail to or are unable to comply with Sarbanes, we will not be able to obtain independent accountant certifications that the Sarbanes-Oxley Act of 2002 requires publicly-traded companies to obtain.

The price of our common stock may be volatile and the value of your investment could decline.

The common stock of technology related and medical device companies have historically experienced high levels of volatility. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	announcements of new offerings, products, services or technologies, commercial relationships, acquisitions or other events by us or our competitors;
•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of technology companies in general;
•	whether our results of operations meet the expectations of securities analysts or investors;
•	actual or anticipated changes in the expectations of investors or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the United States, foreign countries, or both;
•	general economic conditions and trends;
•	departures of key employees; and
•	an adverse impact on the company from any of the other risks cited herein.

The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting at the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. When required, such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company.” At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting companies.

ITEM 2. PROPERTIES

The Company currently does not own any real properties, and operates from a shared office in Spain for which it is not obligated to pay rent.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Market Information

Currently, there is a very limited public market for our common shares. Our common stock is quoted under the symbol “ZENO”. Trading in stocks on platforms other than a securities exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

There has been no public trading in our common stock to enable us to provide a historic table of prices.

Holders

As of March 19, 2014, there were 48,461,741 shares of common stock issued and outstanding.  There are 23 shareholders of record of our common stock.

Dividend

We did not issue any cash dividends during our fiscal year ended December 31, 2013. Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

On December 2, 2013, the Company completed a dividend of two additional shares for each outstanding share.

Securities authorized for issuance under equity compensation plans

We currently do not have any securities issued or authorized for issuance under any equity compensation plans.

RECENT SALES OF UNREGISTERED SECURITIES

On December 4, 2013, the Company entered into a securities purchase agreement for the sale of shares of common stock to a non-United States, sophisticated, accredited investor under the provisions of Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), for the initial sale of 375,000 shares of common stock at a gross sale price of $150,000.  The securities purchase agreement provides that the investor will purchase an additional $180,000 worth of common stock at a per share price determined by the following formula: the quotient of (a) the purchase price divided by (b) the market price where the market price will be eighty-five percent (85%) of the average of the published closing prices (whether or not there are actual trades for such trading day) for a share of common stock for the 10 trading days ending on the second trading day prior to the date of the additional purchase of shares.  On February 4, 2014, the Company completed the sale of the second purchase of $180,000 worth of Common Stock, and issued 423,529 shares.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included elsewhere in this prospectus.  In addition to the historical financial information, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this prospectus.

Plan of Operations

Our business plan is to develop a device to be used in hospitals and other medical care centers to detect MRSA/SA.  Our principal activity for the next 18 months and thereafter will be funding the development of the Sgenia Products.  We had $26,778 in as of December 31, 2013. On February 4, 2014, we sold 423,529 shares for proceeds of $180,000, which will be used for general working capital, including payment of  the installments to fund the product development under the License Agreement. Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

We anticipate that we will incur the following expenses over the twelve (12) month period in connection with the development of the Sgenia Products: (1) we will have to fund the future development expenses of Sgenia in the approximate amount of $882,000, (2) payment of compensation to our officers, employees, and consultants of approximately $120,000, (3) legal, audit and reporting expenses of approximately $60,000, and (4) general working capital.  Additional expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development.

RESULTS OF OPERATIONS

We have not yet earned any revenues.  We anticipate that we will not earn revenues until such time as the Sgenia Products enter into commercial production.  We are presently in the development stage of our business and we can provide no assurance that we will successfully develop, manufacture and market the Sgenia Products.

LIQUIDITY AND CAPITAL RESOURCES

2013 and 2012

Our cash was $26,778 and $0 as of the December 31, 2013 and 2012, respectively. As of December 31, 2013, we had a working capital of $80,130, compared to negative working capital of $87,145 as of December 31, 2012. As of December 31, 2013, our current liabilities consisted of advances of $2,598, accounts payable of $18,634, note payable of $1,675 and accrued interest on a note of $440, compared to, as of December 31, 2012, current liabilities consisting of advances of $83,428, accounts payable of $1,686, note payable of $1,675 and accrued interest on note payable of $356.  Since our inception on August 11, 2008 to the end of the period on December 31, 2013, we have incurred a loss of $550,155. At December 31, 2013, we had an accumulated deficit of $550,155 (comprised of a $125,309 of deficit accumulated during pre-exploration stage and $425,846 of deficit accumulated during development stage) compared to an accumulated deficit of $102,145 at December 31, 2012 (accumulated during pre-exploration stage).

For the year ended December 31, 2013, net cash provided by financing activities was $534,455, which was derived from proceeds from advances and subscriptions of stock. For the year ended December 31, 2012, net cash provided by financing activities was $23,457, which was derived from advances from third parties. Future advances from these sources may not be available to us in the future.

For the year ended December 31, 2013, net cash used in connection with our obligations under the License Agreement was $373,448 (of which $296,749 was recorded as research and development expense and $76,699 was recorded as prepaid expense at December 31, 2013).  For the year ended December 31, 2013, net cash used in operating activities was $507,677.

For the year ended December 31, 2012, net cash used in discontinued investing activities was $5,000 (for the acquisition of the rights under our lease agreement related to the New Dawn Property).  For the year ended December 31, 2012, net cash used in operating activities was $18,457 (of which $17,851 was used in continuing operations and $606 was used in discontinued operations).

Based on our current operating plan, we do not expect to generate any revenue for at least the next twelve  months.  In addition, we do not have sufficient cash and cash equivalents to fund our operations for at least the next twelve  months.  We will need to obtain additional financing to operate our business for the next twelve  months.  We hope to obtain the capital necessary to fund our business through private placements and public offerings of our common stock.  Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.  Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital.  If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced.  New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock.  Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets.  The terms of any debt issued could impose restrictions on our operations.  If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

Going Concern

The audit report of the independent accounting firm for the Company includes a qualification as to our ability to continue as a going concern.

OFF BALANCE SHEET ARRANGEMENTS.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SIGNIFICANT ACCOUNTING POLICIES

Research and Development

Research and development costs, which include expenditures in connection with an in-house research and development laboratory, salaries and staff costs, application and filing for regulatory approval of proposed products, purchased in-process research and development, regulatory and scientific consulting fees, clinical samples as well as clinical collaborators and insurance, are accounted for in accordance with ASC Topic 730-10-55-2, Research and Development.  We do not currently have any commercial products. Accordingly our research and development costs are expensed as incurred. While certain of our research and development costs may have future benefits, our policy of expensing all research and development expenditures is predicated on the fact that we have no history of successful commercialization of products to base any estimate of the number of future periods that would be benefited.

ASC Topic 730, Research and Development requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) the Reports of the Independent Registered Public Accounting Firm to the Company; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, and Statement of Stockholders’ Deficit; and (4) Notes to Financial Statements.

ZENOSENSE, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
For the Years Ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Zenosense, Inc.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)

We have audited the accompanying balance sheet of Zenosense, Inc. (formerly Braeden Valley Mines, Inc.) (a Development Stage Company), as of December 31, 2013, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and for the period from August 11, 2008 (inception) to December 31, 2013. These financial statements are the responsibility of Zenosense, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from August 11, 2008 (inception) through December 31, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period from August 11, 2008 (inception) through December 31, 2012 include a net loss of $102,145. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period from August 11, 2008 (inception) through December 31, 2013, insofar as it relates to amounts for prior periods through December 31, 2012, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenosense, Inc., as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from August 11, 2008 (inception of the exploration stage) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com
Houston, Texas
March 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Braeden Valley Mines, Inc.
(A Pre-Exploration Stage Company)

We have audited the accompanying balance sheet of Braeden Valley Mines, Inc. (A Pre-Exploration Stage Company) as of December 31, 2012, and the related statements of operations, stockholders' (deficit), and cash flows for the year ended December 31, 2012. Braeden Valley Mines, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Braeden Valley Mines, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Goldman Accounting Services CPA, PLLC

Goldman Accounting Services CPA, PLLC
Suffern, NY
April 12, 2013

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31, 2013	December 31, 2012

Assets
Current assets
Cash	$26,778	$-
Prepaid expense	76,699	-
Total current assets	103,477	-

Total assets	$103,477	$-

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$19,074	$2,042
Advances from third parties	2,598	83,428
Note payable	1,675	1,675
Total current liabilities	23,347	87,145

Commitments and contingencies

Stockholders’ Equity (Deficit):
Common stock, $0.001 par value, 500,000,000 shares authorized; 48,038,212 and 90,000,000 shares issued and outstanding, respectively	48,038	90,000
Additional paid-in capital	582,247	(75,000)
Deficit accumulated during the development stage	(550,155)	(102,145)
Total stockholders’ equity (deficit)	80,130	(87,145)
Total liabilities and stockholders’ equity (deficit)	$103,477	$-

See accompanying notes to the financial statements.

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Statements of Operations

	Year ended December 31, 2013	Year ended December 31, 2012	For the Period From August 11, 2008 (Inception) through December 31, 2013

Operating expenses:
Research and development expenses	$296,749	$-	$296,749
General and administrative expenses	151,177	19,460	223,110

Loss from operations	(447,926)	(19,460)	(519,859)

Interest expense	(84)	(84)	(440)

Loss from continuing operations	(448,010)	(19,544)	(520,299)

Loss from discontinued operations	-	(5,606)	(29,856)

Net loss	$(448,010)	$(25,150)	$(550,155)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	86,899,164	90,000,000

See accompanying notes to the financial statements.

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period From August 11, 2008 (Inception) through December 31, 2013

				Deficit Accumulated
				During the	Total
			Additional	Development	Equity
	Shares	Amount	Paid-in capital	Stage	(Deficit)

Balance at inception August 11, 2008	-	$-	$-	$-	$-
Issuance of common stock for cash	90,000,000	90,000	(75,000)	-	15,000
Net loss for the period from August 11, 2008 (inception) to December 31, 2009	-	-	-	(36,457)	(36,457)

Balance at December 31, 2009	90,000,000	90,000	(75,000)	(36,457)	(21,457)
Net loss during the Pre-Exploration Stage	-	-	-	(18,473)	(18,473)

Balance at December 31, 2010	90,000,000	90,000	(75,000)	(54,930)	(39,930)
Net loss during the Pre-Exploration Stage	-	-	-	(22,065)	(22,065)

Balance at December 31, 2011	90,000,000	90,000	(75,000)	(76,995)	(61,995)
Net loss during the Pre-Exploration Stage	-	-	-	(25,150)	(25,150)

Balance at December 31, 2012	90,000,000	90,000	(75,000)	(102,145)	(87,145)
Common stock surrendered as capital contribution	(43,500,000)	(43,500)	43,500	-	-
Common stock issued in exchange of third party advances	1,163,212	1,163	464,122	-	465,285
Common stock issued for cash	375,000	375	149,625	-	150,000
Net loss during the Development Stage	-	-	-	(448,010)	(448,010)

Balance at December 31, 2013	48,038,212	$48,038	$582,247	$(550,155)	$80,130

See accompanying notes to the financial statements.

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Statements of Cash Flows

	Year	Year	For the Period From August 11, 2008 (Inception)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash flows from operating activities
Net loss	$(448,010)	$(25,150)	$(550,155)
Net loss from discontinued operations	-	(5,606)	(29,856)
Net loss from continuing operations	(448,010)	(19,544)	(520,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expense	(76,699)	-	(76,699)
Increase in accounts payable and accrued expenses	17,032	1,693	19,074
Net cash used in operating activities – continuing operations	(507,677)	(17,851)	(577,924)
Net cash used in operating activities – discontinued operations	-	(606)	(4,856)
Net cash used in operating activities	(507,677)	(18,457)	(582,780)

Cash flows from investing activities
Net cash used in investing activities – discontinued operations	-	(5,000)	(25,000)
Net cash used in investing activities	-	(5,000)	(25,000)

Cash flows from financing activities
Proceeds from advances from third parties	384,455	23,457	467,883
Proceeds from sale of common stock	150,000	-	165,000
Proceeds from note payable	-	-	1,675
Net cash provided by financing activities – continuing operations	534,455	23,457	634,558
Net cash provided by financing activities	534,455	23,457	634,558

Net increase in cash	26,778	-	26,778
Cash at beginning of the period	-	-	-

Cash at end of the period	$26,778	$-	$26,778

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange of third-party advances	$465,285	$-	$465,285
Common stock dividend	$60,000	$-	$60,000
Common stock surrendered as capital contribution	$43,500	$-	$43,500

See accompanying notes to the financial statements.

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

1.	Nature of Operations

Zenosense, Inc. was incorporated under the laws of the State of Nevada on August 11, 2008 for the purpose of acquiring and developing mineral properties. The Company's mineral rights agreement was terminated on May 15, 2013 and was no longer a pre-exloration stage company.

On October 1, 2013, because the Company had abandoned its mineral properties development business plan, it accordingly has reclassified the mineral development component of operations as discontinued operations.  See Note 7.

On November 22, 2013, the Company filed a certificate of amendment to with the State of Nevada and (1) changed its name from Braeden Valley Mines, Inc. to Zenosense, Inc. and (2) effected an increase in the Company’s authorized shares from 50,000,000 to 500,000,000, with par value of $0.001 per share.

Effective December 4, 2013, the Company entered into a license and development agreement whereby the Company will provide a third party with capital  for the development of the sensory technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and other improvements and variations to the products (the “Sgenia Products”) to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.

2.	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2013, the Company had not yet achieved profitable operations, had accumulated losses of $550,155 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

3.	Summary of Significant Accounting Policies

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

Cash and cash equivalents

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments with an original maturity of ninety days or less. The Company has not experienced any losses on its deposits of cash and cash equivalents.

Research and development

Research and development costs are expensed as incurred.

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

Loss per common share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

Change to a development stage company from a pre-exploration stage company

The Company was organized for the purpose of acquiring and developing mineral properties.  The Company did not establish the existence of a commercially minable ore deposit and its mineral rights agreement was terminated on May 15, 2013. On October 1, 2013, the Company  changed its business plan from the mining industry to the development of products for the health care industry.  The Company determined that losses incurred prior to October 1, 2013 are pre-exploration stage company losses, and losses incurred on or after October 1, 2013 are development stage company losses. The Company has not generated revenue from the new business plan.

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

4.	Advances

At December 31, 2013 and 2012, the Company owed $2,598 and $83,428, respectively, for advances from third parties to the Company.  During the years ended December 31, 2013 and 2012, the Company received advances of $384,455 and $23,457, respectively, from third parties.   During 2013, $149,133 of these advances payable were assigned from third parties to the former President of the Company, who resigned from the Company prior to December 31, 2013.  These advances do not bear interest and do not have any specific terms of repayment.  During 2013, the Company and the former President of the Company converted $146,536 of these advances to 366,340 shares of common stock of the Company.  In addition, a third party converted $318,749 of advances into 796,872 shares of common stock of the Company.

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

5.	Note Payable

On September 30, 2008, Zenosense received $1,675 pursuant to a promissory note with the former President of the Company.  The note is unsecured, bears interest at 5% per annum and is due on demand.   At December 31, 2013 and 2012, the Company owed $1,675 to the former President of the Company for this promissory note.  At December 31, 2013 and 2012, the Company owed interest of $440 and $356, respectively, in connection with this promissory note.

6.	Common Stock

Zenosense’s authorized capital consists of 500,000,000 shares of common stock, with par value of $0.001.

During August 2008, the Company issued 90,000,000 shares of its common stock to two former directors at $0.0005 per share, for cash proceeds of $15,000.

During December 2013, two former directors surrendered in total 43,500,000 shares of common stock to the Company.

During December 2013, the Company issued 1,163,212 shares of common stock at $0.40 per share in exchange for advances of $465,285.  The Company determined the fair value of the advances was more reliably determined than the fair value of the common stock.  Accordingly, the Company recorded no gain or loss on the exchange.

During December 2013, the Company issued 375,000 shares of common stock to an investor for cash proceeds of $150,000.

During December 2013, the Company issued a stock dividend of 60,000,000 common stock shares (a 3 for 1 stock split effected in the form of a stock dividend for existing shareholders). The information contained herein gives retroactive effect to the stock split for all periods presented. At December 31, 2013 and 2012, the Company had 48,038,212 and 90,000,000 shares of common stock outstanding (prior to the 3 for 1 stock split, at December 31, 2012, the Company had 30,000,000 common shares outstanding).

7.	Discontinued Operations

On October 1, 2013, the Company abandoned its mineral properties development business.  See Note 1.  The Company has determined that its mineral properties development business was a component of the Company and has accounted for the component as a discontinued operation.

The Company had no assets or liabilities related to the mineral properties development business as of December 31, 2013 or 2012, respectively.

Following is a summary of the statement of operations related to the disposed minerals development business:

	Year ended December 31, 2013	Year ended December 31, 2012	For the Period From August 11, 2008 (Inception) through December 31, 2013

Operating expenses:
Exploration costs	$-	$606	$4,856
Impairment of mineral property rights	-	5,000	25,000

Loss from discontinued operations	$-	$(5,606)	$(29,856)

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

8.	Commitments

Sgenia Solutiones S.L.

On December 4, 2013, the Company entered into a license agreement with Sgenia Solutiones S.L and its subsidiary (collectively, “Sgenia”) for the development of an MRSA/SA detection device and other improvements and variations to the device (the “Sgenia Products”), to be based on the Sgenia sensory technology.  Pursuant to the license agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.

Under the license agreement, the Company will fund the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia.  The funding will be provided on an advance basis, per month, based on three development stages during the period to be funded.  In return, the Company will have the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for 40 years, subject to a limitation on the inclusion of Spain.  All intellectual property developed by Sgenia at any time during the term related to manufacturing, formulating and/or packaging process shall be shared ownership and licensed to the Company on a royalty-free basis.  Sgenia will also supply to the Company, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products.  Sgenia and the Company will also work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

The Company’s funding of the product development is limited to the initial approved budget and achieving each stage of development, and in the aggregate amounts to approximately $1,256,438, of which $296,749, was paid and recorded as research and development expenses during the year ended December 31, 2013.  In addition, the Company has recorded, a prepaid asset of $76,699 for amounts paid to Sgenia, but for which services have not yet been performed.  The Company is obligated to pay Sgenia an additional $882,990 during 2014 for product development.

In additional to providing the development funding, the Company will also pay royalties for completed sales of the Sgenia Products, payable 60 days after each fiscal quarter of the Company (the “Royalties”).  The Royalties will be 20% of net sales, which is calculated based on gross sales of the device and the installation and training for the Sgenia Products, less various expenses, including manufacturing, components acquired from Sgenia, commissions, refunds and discounts and sales taxes.  If the Sgenia Products are sold by Sgenia in Spain for original use in Spain, then the Royalties will be reduced. The Company also has the right to sublicense to other parties throughout the world, except in Spain if and when, if at all, Sgenia seeks to act as the distributor in that territory.

Altair Minerals, Inc.

On August 11, 2008, the Company entered into an exploration and mining lease agreement with Altair Minerals, Inc. (“Altair”), and acquired an undivided interest into mining claims located in Elko County, Nevada, in consideration for the payment of advance minimum royalties pursuant to a series of payments to be made over a 3-year period starting from August 12, 2008 and ending on May 15, 2013.

The Company chose not to renew the lease on May 15, 2013, resulting in termination of the exploration and mining lease agreement with Altair Minerals, Inc.  There are no further payments required as a result of the termination of this agreement.

ZENOSENSE, INC.
(formerly Braeden Valley Mines, Inc.)
(A Development Stage Company)
Notes to the Financial Statements

9.	Income Taxes

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

At December 31, 2013 and 2012, the Company had net operating loss carryforwards of $550,155 and $102,145, respectively. The related deferred tax assets of approximately $187,100 and $34,700, respectively, have been fully offset by a valuation allowance.

10.	Related Party

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain the services of him as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the license agreement.  During the year ended December 31, 2013, the Company recorded $14,094 of general and administrative expenses related to amounts paid to Ksego Engineering S.L. for services rendered by Mr. Gil.  During the year ended December 31, 2013, the Company also paid Ksego Engineering S.L. $8,004 for expenses incurred by the Company but paid by Ksego Engineering S.L.., which were recorded as general and administrative expense by the Company.

11. Subsequent Events

On February 4, 2014, a third party purchased 423,529 shares of the Company’s common stock for cash proceeds of $180,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Goldman Accounting Services CPA, PLLC

On January 21, 2014, the Company notified Goldman Accounting Services, CPA, PLLC (“Goldman”), the independent registered public accounting firm to the Company, that the Company had dismissed the firm because the Company desired to engage the services of another accounting firm.  The decision to dismiss Goldman was approved by the Company’s board of directors.

The reports of Goldman on the Company’s balance sheets as of December 31, 2012 and the related statements of operations, statement of stockholders’ equity (deficiency) and cash flows for the years ended of December 31, 2012 did not contain an adverse opinion or disclaimer of opinion, except that the reports stated that there is substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2012.

During the Company’s period of engagement of Goldman from March 18, 2013, through January 21, 2014, there were no disagreements between the Company and Goldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Goldman would have caused it to make a reference to the subject matter of the disagreements in connection with their review on the Company’s financial statements for such periods.  There were no reportable events (as described under Item 304(a)(1)(v) of Regulation S-K) during the Company’s engagement of Goldman from March 18, 2013through January 21, 2014.

The Company provided Goldman with a copy of Form 8-K disclosure and Obtained from Goldman a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements by the Company in the Form 8-K. The letter was filed as an exhibit to the Form 8-K.

On January 23, 2014, the Company engaged GBH CPAs, PC (“GBH”), 6002 Rogerdale Road, Houston, TX 77072, as its new independent registered public accounting firm. The engagement of GBH was approved by the Company’s board of directors on January 20, 2014.

During the Company’s two most recent fiscal years ended December 31, 2012 and 2013 and through January 23, 2014, neither the Company nor anyone acting on its behalf consulted with GBH regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that GBH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K.

Dismissal of Sadler, Gibb & Associates LLC

On March 18, 2013, our Board of Directors dismissed Sadler, Gibb & Associates LLC, as our independent registered public account firm.  On the same date, March 18, 2013, the accounting firm of Goldman Accounting Services CPA, PLLC was engaged as our new independent registered public account firm.  Our Board of Directors approved of the dismissal of Sadler, Gibb & Associates LLC and the engagement of Goldman Accounting Services CPA, PLLC as our independent auditor. None of the reports of Sadler, Gibb & Associates LLC on the Company's financial statements for either of the two years or subsequent interim period prior to dismissal contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years and the subsequent interim periods preceding the dismissal of Sadler, Gibb & Associates LLC, there were no disagreements with Sadler, Gibb & Associates LLC, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Sadler, Gibb & Associates LLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

On March 18, 2013, we engaged Goldman Accounting Services CPA, PLLC as its independent accountant. During the two fiscal years and the interim periods preceding the engagement, we did not consult Goldman Accounting Services, CPA, PLLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Dismissal of Madsen & Associates CPAs, Inc.

On or about November 15, 2012, we formally informed Madsen & Associates CPAs, Inc. (“Madsen”) of their dismissal as the Company’s independent registered public accounting firm.

As the Company does not have an audit committee, the decision to change principal accountants was approved by our Board of Directors.  None of the reports of Madsen, on the Company's financial statements for either of the two years or subsequent interim periods prior to dismissal contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles except to indicate that there was substantial doubt about our ability to continue as a going concern.

There were no disagreements between the Company and Madsen, for the two fiscal years prior to dismissal and any subsequent interim period through November 15, 2012 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Madsen, would have caused them to make reference to the subject matter of the disagreement in connection with its report on our financial statements.

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

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, the sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act were ineffective as of the end of the period covered by this annual report.

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

Our management, with the participation of the Chief Executive Officer, the sole officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2013, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such requirement.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about our current Executive Officers and Directors is as follows:

Name	Age	Position
Carlos Jose Gil	44	Chief Executive Officer, Director

At present, we have one  Executive Officer and one members of our Board of Directors.  Our Bylaws provide for a Board of Directors ranging from one  to twelve  members, with the exact number to be specified by the board. Our directors do not have length of term of office requirements or limitations and will hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified.  The Board of Directors appoints our officers.  Officers will hold office until the next annual meeting of our Board of Directors following their appointment and until their successors have been appointed and qualified.

Set forth below is a brief description of the recent employment and business experience of our sole executive officer and our directors:

Carlos Jose Gil — Director and Chief Executive Officer

Mr. Gil joined the Company in October 2013 as a member of the Board.  On December 7, 2013, Mr. Gil became the Chief Executive Officer of the Company.  He has experience of high level sales management and the development of sales teams in the health care sector. From 2012 to 2013, Mr. Gil served as a Managing Director of Porsche Car Spain.  From 2009 to 2012, Mr. Gil was Sales Manager at Pharmaceutic Laboratory PersanFarma. From 1994 to 2009 Mr. Gil was a Medical Consultant in Medical Affairs and then Account Manager at Pharmaceutic Laboratory Janssen-Cilag (Johnson & Johnson).  Mr. Gil holds a BSc in Chemical Science from Valencia University, Spain.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Compliance with Section 16(a) of the Securities Exchange Act.

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our equity securities that are registered pursuant to Section 12 of the Securities Exchange Act, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

During the fiscal year ended December 31, 2013, Mr. Carlos Jose Gil and our former officers and directors, Messrs Hilario Vanegas Gutierrez and Braulio Alejandro Vasquez were all subject to Section (16)(a) compliance. Mr. Gill has filed the required reports on Forms 3 and 4; Messrs. Gutierrez and Vasquez did not filed the required reports.  There were transactions in shares by each of Messrs. Gutierrez and Vasquez that were not reported by them on Forms 4 during fiscal year 2013.  The Company has notified these persons of their obligations to report their base line security positions and transaction reports and file late reports as to that effect as soon as possible.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards.   We have only recently commenced operations.  We expect to implement a Code of Ethics during the next fiscal year.

Corporate Governance; Audit Committee and Other Committees

We are not required to have and we do not have a separately-designated standing Audit Committee nor an Audit Committee Financial Expert. The Company’s Board of Directors performs some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors’ independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We are not required to have and we do not have any other committees of the board of directors, such as a compensation or nominations committee.  The functions of these types of committees are currently carried out by the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and our Principal Financial Officer (“PFO”) during the past completed fiscal years of 2012 and 2013.

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Total
Carlos Jose Gil	2013	$14,194	-0-	$14,194
Braulio Alejandro Vasquez (1)	2013	-0-	-0-	-0-
	2012	-0-	-0-	-0-
Ron Erickson (2)	2013	-0-	-0-	-0-
	2012	-0-	-0-	-0-

(1)           Mr. Vasquez resigned as a director as of February 27, 2014, and as an officer as of December 7, 2013.
(2)           Mr. Erickson resigned as of July 5, 2013.

On December 5, 2013, the Company has entered into a service agreement with Mr. Carlos Jose Gil, under which it will obtain the services of Mr. Carlos Jose Gil as the Chief Executive Officer of the Company, through his consulting firm, Ksego Engineering S.L.  Mr. Gil will be compensated with a monthly base amount of 4,500 Euros, and will be provided with additional cash compensation equal to 10 % of the net sales generated from the sales of the Company of the products licensed under the License Agreement, based on the same definition of “net sales” in the License Agreement.  The employment arrangement is for a period of one year, which is automatically extended on a month to month basis, unless advance notice is given to not extend the agreement.  Mr. Gil may terminate the agreement on three months’ notice and the Company may terminate the agreement on one months’ notice.  Mr. Gil will spend a majority of his time on the business affairs of the Company, but there is no specified number of days or hours to be so expended, and Mr. Gil has the right to pursue other business activities directly or through his consulting firm, Ksego Engineering S.L.  The agreement contains standard provisions to terminate for cause and disability and reimbursement for expenses.

We will not pay compensation to our Directors for attendance at meetings.  We will reimburse Directors for reasonable expenses incurred during the course of their performance.  However, as the business plan is implemented, we may change this policy to attract new and seasoned directors, in which case, we will implement a program of cash and equity compensation and expense reimbursement and additional consideration for supplemental activities such as committee membership and committee leadership.

During the year ended December 31, 2013, we paid our sole officer, Mr. Carlos Jose Gil, $22,098 for services  during 2013.  We did not provide any compensation to other executive officers or directors in the fiscal year of 2013, and we did not provide any compensation to any of our executive officers or directors for the year ended December 31, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 19, 2014, for:

•	each of our directors;
•	each of our named executive officers;
•	all of our current directors and executive officers as a group; and
•	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1)	Percentage of Beneficial Ownership (1)
Carlos Jose Gil, CEO and Director (2)	-0-	-0-
All officers and directors, (1 person)	-0-	-0-

(1)	This table is based on 48,461,741 shares of common stock issued and outstanding as of the date indicated above.
(2)	Mr. Gil’s address is Avda Cortes Valencianas 58, Planta 5, Valencia, Spain.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We have hired Mr. Gil though the service agreement among Ksego, Mr. Gil and the Company, which is described above in Item 11.

In November 2013, the Company borrowed $318,749 from an unrelated third party for working capital, including the payment of the first development fee under the License Agreement. On December 4, 2013, this non-interest bearing advance was converted into 796,872 shares of common stock on December 4, 2013, at a per share rate of $0.40, in full satisfaction of the advance.  The issuance of the shares was made to a sophisticated, accredited investor under the provisions of Section 4(2) of the Securities Act.

From time to time for working capital, the Company borrowed an aggregate of $149,133 from various unrelated entities and the debt was assigned to our Director, Mr. Vasquez. The advance did not bear interest. On December 4, 2013, Mr. Vasquez agreed to convert $146,536 of this advance into 366,340 shares of common stock, at the per share rate of $0.40, in full satisfaction of the debt. The issuance of the shares was made to a sophisticated, accredited investor under the provisions of Section 4(2) of the Securities Act.

Because the Board of Directors has not established an audit committee, the Board of Directors has undertaken the responsibility to review related party transactions.

On August 11, 2008, the Company sold 45 million shares to each of B. Alejandro Vasquez and Hilario Vanegas Guterrez (for a total of 90,000,000 shares).  On December 4, 2013, each of these persons agreed to contribute to the capital of the Company 21,750,000 shares (for a total of 43,500,000 shares), which was subsequently completed.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our prior auditor, Madsen & Associates CPA’s Inc., during the year ended December 31, 2012, for professional services in connection with SEC reporting was $1,005.

The aggregate fees billed by our prior auditor, Sadler Gibbs & Associates LLC, during the year ended December 31, 2012, for professional services in connection with SEC reporting was $1,100.

The aggregate fees billed by our prior auditor, Goldman Accounting Services CPA, PLLC during the years ended December 31, 2013 and December 31, 2012, for professional services rendered for the review of our financial statements included in our annual financial statements and for the reviews of the financial statements included in our Quarterly Report on Form 10-Q. was $5,100 and $4,000.

The aggregate fees billed by our auditor, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements for the fiscal year ended December 31, 2013, was $8,000.

Audit Related Fees.

We incurred $0 and $6,105 to our auditors for audit related fees during the fiscal years ended December 31, 2013 and 2012.

Tax Fees.

N/A

All Other Fees.

N/A

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS

Exhibit

Number	Description
3.1*	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Form -S1 filed with the Securities and Exchange Commission on March 17, 2009).
3.2*	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on November 25, 2013).
3.3*	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission on November 25, 2013).
10.1*
Development and Exclusive License Agreement, by and among the Company, Sgenia Solutions, S.L., and ZENON Biosystem, S.L., dated November 26, 2013 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on December 6, 2013).

10.2*
Amendment No. 1 to Development and Exclusive License Agreement, dated December 4, 2013, delaying the effective date and adding Sgenia Industrial, S.L. as a party (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on December 6, 2013).

10.3*
Form of Employment Agreement with Mr. Carlos Jose Gil, dated December 5, 2013 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on December 6, 2013).

10.4*
Form of Debt Conversion Agreement dated December 4, 2013, between B. Alejandro Vasquez and the Company, for the issuance of 366,340 shares (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on December 6, 2013).

10.5*
Form of Debt Conversion Agreement dated December 4, 2013, for the issuance of 796,872 shares (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on December 6, 2013).

10.6*	Form of Securities Purchase Agreement, dated December 4, 2013 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on December 6, 2013).
23.1**	Goldman Accounting Services CPA, PLLC
31.1**	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Instance Document**
EX-101.SCH	Taxonomy Extension Schema**
EX-101.CAL	Taxonomy Extension Calculation Linkbase**
EX-101.DEF	Taxonomy Extension Definition Linkbase**
EX-101.LAB	Taxonomy Extension Label Linkbase**
EX-101.PRE	Taxonomy Extension Presentation Linkbase**

*           Previously filed.
**        Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

Zenosense, Inc.

Date: March 26, 2014	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer