Form 10-Q
period 2014-03-31
ZENOSENSE, INC.
filed 2014-05-20
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2014

Or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     __________________  to  ______________________

000-54936
Commission file number
Zenosense, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	26-3257291
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
Avda Cortes Valencianas 58, Planta 5, 46015 Valencia, Spain
(Address of principal executive offices)

001 (34) 960454202
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 48,517,297 common shares issued and outstanding as of May 15, 2014

ZENOSENSE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZENOSENSE, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013
Assets

Current assets
Cash	$6,044	$26,778
Prepaid expense	-	76,699
Total current assets	6,044	103,477

Total assets	$6,044	$103,477

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$22,678	$19,074
Advances from third parties	2,598	2,598
Note payable	1,675	1,675
Total current liabilities	26,951	23,347

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000,000 shares authorized, 48,461,741 and 48,038,212 shares issued and outstanding, respectively	48,462	48,038
Additional paid-in capital	761,823	582,247
Deficit accumulated during the development stage	(831,192)	(550,155)
Total stockholders’ equity (deficit)	(20,907)	80,130
Total liabilities and stockholders’ equity (deficit)	$6,044	$103,477

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
(A Development Stage Company)
Statements of Operations
For the Three Months Ended March 31, 2014 and 2013 and
For the Period from August 11, 2008 (Inception) to March 31, 2014
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	For the Period from August 11, 2008 (Inception) through March 31, 2014

Operating expenses:
Research and development expenses	$230,097	$-	$526,846
General and administrative expenses	50,919	3,161	274,029

Loss from operations	(281,016)	(3,161)	(800,875)

Interest expense	(21)	(21)	(461)

Loss from continuing operations	(281,037)	(3,182)	(801,336)

Loss from discontinued operations:	-	-	(29,856)

Net loss	$(281,037)	$(3,182)	$(831,192)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	48,297,035	30,000,000

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
(A Development Stage Company)
Changes in Statement of Stockholders’ Deficit
For the Period From August 11, 2008 (Inception) through March 31, 2014
Unaudited

				Deficit Accumulated
				During the	Total
			Additional	Development	Equity
	Shares	Amount	Paid-in capital	Stage	(Deficit)

Balance at inception August 11, 2008	-	$-	$-	$-	$-
Issuance of common stock for cash	90,000,000	90,000	(75,000)	-	15,000
Net loss for the period from August 11, 2008 (inception) to December 31, 2009	-	-	-	(36,457)	(36,457)

Balance at December 31, 2009	90,000,000	90,000	(75,000)	(36,457)	(21,457)
Net loss during the Pre-Exploration Stage	-	-	-	(18,473)	(18,473)

Balance at December 31, 2010	90,000,000	90,000	(75,000)	(54,930)	(39,930)
Net loss during the Pre-Exploration Stage	-	-	-	(22,065)	(22,065)

Balance at December 31, 2011	90,000,000	90,000	(75,000)	(76,995)	(61,995)
Net loss during the Pre-Exploration Stage	-	-	-	(25,150)	(25,150)

Balance at December 31, 2012	90,000,000	90,000	(75,000)	(102,145)	(87,145)
Common stock surrendered as capital contribution	(43,500,000)	(43,500)	43,500	-	-
Common stock issued in exchange of third party advances	1,163,212	1,163	464,122	-	465,285
Common stock issued for cash	375,000	375	149,625	-	150,000
Net loss during the Development Stage	-	-	-	(448,010)	(448,010)

Balance at December 31, 2013	48,038,212	48,038	582,247	(550,155)	80,130
Common stock issued for cash	423,529	424	179,576	-	180,000
Net loss during the Development Stage	-	-	-	(281,037)	(281,037)

Balance at March 31, 2014	48,461,741	$48,462	$761,823	$(831,192)	$(20,907)

See accompanying notes to the financial statements.

ZENOSENSE, INC.
(A Development Stage Company)
Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013 and
For the Period from August 11, 2008 (Inception) to March 31, 2014(Unaudited)

	March 31, 2014	March 31, 2013	For the Period from August 11, 2008 (Inception) through March 31, 2014

Cash flows from operating activities
Net loss	$(281,037)	$(3,182)	$(831,192)
Loss from discontinued operations	-	-	(29,856)
Net loss from continuing operations	(281,037)	(3,182)	(801,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	76,699	-	-
Accounts payable	3,604	(980)	22,678
Net cash used in operating activities – continuing operations	(200,734)	(4,162)	(778,658)
Net cash used in operating activities –discontinued operations	-	-	(4,856)
Net cash used in operating activities	(200,734)	(4,162)	(783,514)

Cash flows from investing activities
Net cash flows used in investing activities – discontinued operations	-	-	(25,000)
Net cash used in investing activities	-	-	(25,000)

Cash flows from financing activities
Proceeds from advances from third parties	-	4,162	467,883
Proceeds from sale of common stock	180,000	-	345,000
Proceeds from note payable	-	-	1,675
Net cash provided by financing activities – continued operations	180,000	4,162	814,558
Net cash provided by financing activities	180,000	4,162	814,558

Net increase (decrease) in cash	(20,734)	-	6,044
Cash at beginning of period	26,778	-	-

Cash, end of period	$6,044	$-	$6,044

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued in exchange of third party advances	$-	$-	$465,285
Common stock dividend	$-	$-	$60,000
Common stock surrendered as capital contributions	$-	$-	$43,500

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

1.           Nature of operations

Zenosense, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 11, 2008, for the purpose of acquiring and developing mineral properties. The Company's mineral rights agreement was terminated on May 15, 2013, and as a result, the Company was no longer a pre-exploration stage company.

On October 1, 2013, because the Company had abandoned its mineral properties development business plan, it accordingly reclassified the mineral development component of operations as discontinued operations.

On November 22, 2013, the Company filed a certificate of amendment to with the State of Nevada and (1) changed its name from “Braeden Valley Mines, Inc.” to “Zenosense, Inc.” and (2) effected an increase in the Company’s authorized shares from 50,000,000 to 500,000,000, with par value of $0.001 per share.

Effective December 4, 2013, the Company entered into a development and exclusive license agreement (“License Agreement”) whereby the Company will provide a third party with capital  for the development of the sensory technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and other improvements and variations to the products (the “Sgenia Products”) to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. This agreement was modified in April 2014 to extend to additional cancer sensory products.

2.           Basis of presentation

The accompanying unaudited interim consolidated financial statements of Zenosense, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2013, as reported in Form 10-K, have been omitted.

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $831,192 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

ZENOSENSE, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

3.            Going Concern (continued)

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

4.           Summary of Significant Accounting Policies

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

ZENOSENSE, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

4.           Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

5.           Advances

At March 31, 2014 and December 31, 2013, the Company owed $2,598 for advances from third parties to the Company. These advances do not bear interest and do not have any specific terms of repayment.

6.           Note Payable

On September 30, 2008, Zenosense received $1,675 pursuant to a promissory note with the former President of the Company.  The note is unsecured, bears interest at 5% per annum and is due on demand.   At March 31, 2014 and December 31, 2013, the Company owed $1,675 to the former President of the Company for this promissory note.  At March 31, 2014 and December 31, 2013 the Company owed interest of $461 and $440, respectively, in connection with this promissory note.

7.           Common Stock

Zenosense’s authorized capital consists of 500,000,000 shares of common stock, with par value of $0.001.

In August 2008, the Company issued 90,000,000 shares of its common stock to two former directors at $0.0005 per share, for cash proceeds of $15,000.

In December 2013, two former directors surrendered in total 43,500,000 shares of common stock to the Company.

In December 2013, the Company issued 1,163,212 shares of common stock at $0.40 per share in exchange for advances of $465,285.  The Company determined the fair value of the advances was more reliably determined than the fair value of the common stock.  Accordingly, the Company recorded no gain or loss on the exchange.

In December 2013, the Company issued 375,000 shares of common stock to an investor for cash proceeds of $150,000.

In December 2013, the Company issued a stock dividend of 60,000,000 common stock shares (a 3 for 1 stock split effected in the form of a stock dividend for existing shareholders). The information contained herein gives retroactive effect to the stock split for all periods presented.

In February 2014, the Company issued 423,529 shares of common stock to an investor for cash proceeds of $180,000.

ZENOSENSE, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

8.           Discontinued Operations

On October 1, 2013, the Company abandoned its mineral properties development business.  See Note 1.  The Company has determined that its mineral properties development business was a component of the Company and has accounted for the component as a discontinued operation.

The Company had no assets or liabilities related to the mineral properties development business as of March 31, 2014 or December 31, 2013.

9.           Commitments

On December 4, 2013, the Company entered into the License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, “Sgenia”) for the development of an MRSA/SA detection device and other improvements and variations to the device (the “Sgenia Products”), to be based on the Sgenia sensory technology. Pursuant to the License Agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.

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

The Company’s funding of the product development was limited to an initial approved budget and achieving each stage of development. The initial budget was for an aggregate amount of approximately $1,256,438, of which $230,097, was paid and recorded as research and development expenses during the period ended March 31, 2014. Based on the initial budget, the Company is obligated to pay Sgenia up to an additional $729,592 during the remainder of 2014 for product development, subject to Sgenia achieving certain conditions set forth in the Development and Exclusive License Agreement.  The budget may be changed by mutual agreement, and it is anticipated that it will be amended if the development stages for the initial products are modified and for the additional cancer sensory devices.

In addition to providing the development funding, the Company will also pay royalties for completed sales of the Sgenia Products, payable 60 days after each fiscal quarter of the Company (the “Royalties”). The Royalties will be 20% of net sales, which is calculated based on gross sales of the device and the installation and training for the Sgenia Products, less various expenses, including manufacturing, components acquired from Sgenia, commissions, refunds and discounts and sales taxes. If the Sgenia Products are sold by Sgenia in Spain for original use in Spain, then the Royalties will be reduced. The Company also has the right to sublicense to other parties throughout the world, except in Spain if and when, if at all, Sgenia seeks to act as the distributor in that territory.

Sgenia and the Company entered into an amendment in April 2014 to extend the license agreement to cancer sensory devices based on the intellectual property of Sgenia, under which the Company has the option to fund the development of the products, and if funded the Company will obtain the right to manufacture, market and sell the resulting prospective devices.

 ZENOSENSE, INC.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)
10.         Related Party

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain the services of him as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the license agreement.   During the three months ended March 31, 2014, the Company recorded $21,682 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil.

11.         Subsequent Events

On April 8, 2014, a third party purchased 55,556 shares of the Company’s common stock for cash proceeds of $25,000. The third party has also committed to purchase an additional 900,000 shares of Company’s common stock in four tranches for an aggregate purchase price of $450,000, subject to certain conditions.

On April 28, 2014, the Company entered into an amendment to its Development and Exclusive License Agreement with Sgenia, granting the Company the optional right to fund the development of prospective cancer sensory devices that are based on the Sgenia intellectual property, subject to providing the funding upon which the Company will have the right to manufacture, market and sell the resulting prospective devices.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Zenosense” mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries.

General Overview

Zenosense, Inc. was incorporated on August 11, 2008 in the State of Nevada. Our authorized common stock currently consists of 500,000,000 authorized shares of common stock, with par value of $0.001.

The original purpose of the company was to acquire and to develop mineral properties and to engage in the exploration for gold and other mineral properties.  On May 15, 2013, our mining lease expired and we lost our right to explore the mining property.  We then became a shell company, as defined under the Securities and Exchange Act of 1934, as amended, until December 4, 2013, when we entered into the transaction with Sgenia described below.

In the summer of 2013, we started to look for other business opportunities.  We became interested in a sensory technology for a methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) detection device to be used in the hospital and health care environments and began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”).  In December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. and its subsidiaries Sgenia Soluciones, S.L. and ZENON Biosystem, S.L. (“Zenon”) (collectively “Sgenia”), all of which are formed under the laws of Spain.  Under the terms of the License Agreement, we will provide Zenon with capital for the development of the device that utilizes the Sgenia technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments and future products.

Sgenia and the company entered into an amendment in April 2014 to extend the license agreement to cancer sensory devices based on the intellectual property of Sgenia, under which the company has the option to fund the development of the product, and, if funded, the company will obtain the right to manufacture, market and sell the resulting prospective devices.

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

To fund our obligations under the License Agreement, we have sold shares of common stock on a private placement basis and converted funds advanced to the company into common shares of the Company.  To date, we have received an aggregate of $370,000 which has been used to pay our financial obligations and for working capital.

As a result of the change of our corporate name to Zenosense, Inc., the trading symbol of the company changed to “ZENO.”

Plan of Operation

Our business plan is to develop a device to be used in hospitals and other medical care centers to detect MRSA/SA.  Our principal activity since December 2013 and for the next 18 months and thereafter will be funding the development of the Sgenia Products.  At March 31, 2014, we had working capital deficit of $20,907.  On February 4, 2014, we sold 423,529 shares for proceeds of $180,000, for use as general working capital and payments of the installments to fund the product development under the License Agreement. Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

We anticipate that we will incur the following expenses over the nine (9) month period in connection with the development of the Sgenia Products: (1) we will have to fund the future development expenses of Sgenia up to an amount of $729,592, (2) payment of compensation to our officers, employees, and consultants of approximately $120,000, (3) legal, audit and reporting expenses of approximately $60,000, and (4) general working capital.  Additional expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development.

We are reviewing with Sgenia the development schedule and funding requirements for the initial products and requirements to develop the cancer sensory devices, and we currently anticipate a lengthening of the developmental schedule for these products and a revision of the budget requirements. At this time there is no final determination of revised scheduling or financial requirements for the current and cancer sensory devices.

Liquidity and Capital Resources

As of March 31, 2014 and December 31, 2013, our total assets were $6,044,  and $103,477, respectively, and our total current liabilities were $26,951 and $23,347, respectively.  As of March 31, 2014,  we had a working capital deficit of $20,907. Our financial statements report a net loss of $281,037 for the three months ended March 31, 2014.

We have had recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Our financial statements reflect that there is a going concern qualification.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2013, which are included in our Form 10-K, filed on March 26, 2013.

Three Months Ended March 31, 2014 and 2013

Operating Expenses

Our operating expenses for the three months ended March 31, 2014 and March 31, 2013 are outlined in the table below:

	Three Months Ended
	March 31
	2014	2013
Research and development expenses	$230,097	$-
General and administrative expenses	$50,919	$3,161

The increase in research and development expenses is due to the Company’s license agreement with Sgenia signed in December 2013, which requires the Company to make monthly payments to Sgenia in return for research and development services.

General and administrative expenses have increased as a result of the Company hiring a Chief Executive Officer and incurring additional legal and accounting fees in connection with the new operations of the Company.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

	Three Months Ended	Three Months Ended
Cash Flows	March 31, 2014	March 31, 2013
Net Cash Used in Operating Activities	$(200,734)	$(4,162)
Net Cash Provided by Financing Activities	$180,000	$4,162
Cash increase (decrease) during the period	$(20,734)	$-

We had cash of $6,044 and $26,778 as of March 31, 2014 and December 31, 2013, respectively. We had a working capital deficit of $20,907  as of March 31, 2014 compared to working capital of $80,130 as of December 31, 2013.

We used cash in operations of $200,734 during the three months ended March 31, 2014, principally due to payments to Sgenia to conduct research and development activities on behalf of the Company.  During the three months ended March 31, 2013, cash used in operations of $4,162 were mainly for professional fees.

We received $180,000 of cash proceeds from the sale of the Company’s common stock during the three months ended March 31, 2014.  During the three months ended March 31, 2013, we received cash advances of $4,162 from a third party.

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

Since inception, we have issued 48,461,741 shares of our common stock.

Limited Operating History: Need for Additional Capital

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

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of March 31, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2014, and was not effective during the entire quarter ended March 31, 2014 because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

None.

ITEM 1A                   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on March 26, 2014.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4                      MINE SAFETY DISCLOSURES

N/A

ITEM 5                      OTHER INFORMATION

None.

ITEM 6                      EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer who is also the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer who is also the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
* Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of May, 2014.

ZENOSENSE, INC.

Date: May 20, 2014	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)