Form 10-Q
period 2014-06-30
ZENOSENSE, INC.
filed 2014-08-19
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2014

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

34 960454202
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 48,939,797 common shares issued and outstanding as of August 15, 2014

ZENOSENSE, INC.

PART I  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013
Assets

Current assets
Cash and cash equivalent	$2,359	$26,778
Prepaid expense	-	76,699
Total current assets	2,359	103,477

Total assets	$2,359	$103,477

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,444	$19,074
Accounts payable - related party	6,161	-
Advances from third parties	2,598	2,598
Notes payable	14,675	1,675
Total current liabilities	34,878	23,347

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 48,517,297 and 48,038,212 shares issued and outstanding, respectively	48,517	48,038
Additional paid-in capital	786,768	582,247
Accumulated deficit	(867,804)	(550,155)
Total stockholders’ equity	(32,519)	80,130
Total liabilities and stockholders’ equity	$2,359	$103,477

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months ended June 30, 2014	Three Months ended June 30, 2013	Six Months ended June 30, 2014		Six Months ended June 30, 2013

Revenues	$-	$-		$-	$-

Expense
Exploration costs	75,515	-	230,097		-
General and administrative expense	36,543	13,368	87,462		16,529
Total expenses	112,058	13,368	317,559		16,529

Loss from operations	(112,058)	(13,368)	(317,559)		(16,529)

Other income/ (expense)
Interest expense	(69)	(21)	(90)		(42)
Total other expense	(69)	(21)	(90)		(42)

Net loss	$(112,127)	$(13,389)	$(317,649)		$(16,571)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)		$(0.01)

Weighted average common shares outstanding:
Basic and diluted	48,506,427	30,000,000	48,404,897		30,000,000

See accompanying notes to the unaudited financial statements

ZENOSENSE, INC.
Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Six Months ended June 30, 2014		Six months ended June 30, 2013

Operating Activities
Net loss		$(317,649)	$(16,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable		(7,630)	(1,454)
Accounts payable - related party		6,161	-
Prepaid expenses		76,699	-
Net Cash used in operating activities		(242,419)	(18,025)

Financing activities
Proceeds from sale of common stock		205,000	-
Proceeds from note payable		13,000	-
Proceeds from advances from third parties		-	18,025
Net Cash provided by financing activities		218,000	18,025

Net increase (decrease) in cash		(24,419)	-
Cash, beginning of period		26,778	-
Cash, end of period		$2,359	$-

Supplemental disclosure of cash flows information
Cash paid for income taxes		$-	$-
Cash paid for interest	$		$-

See accompanying notes to the unaudited financial statements

ZENOSENSE, INC.
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

Effective December 4, 2013, the Company entered into a development and exclusive license agreement, as amended (“License Agreement”) whereby the Company will provide a third party with capital for the development of the sensory technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and a cancer detective device and other improvements and variations to the products (the “Sgenia Products”) to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. This agreement was modified in April 2014 to extend to additional cancer sensory products.

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

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $867,804 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

3.          Going Concern (cont')

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future. Since its inception, the Company has funded operations through short-term borrowings, advances and equity investments in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for the next fiscal year.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operations, or if obtained, upon terms favorable to the Company.

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)
4.          Summary of Significant Accounting Policies (cont'd)

Recently Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

5.           Notes Payable

On September 30, 2008, Zenosense received $1,675 pursuant to a promissory note with the former President of the Company.  The note is unsecured, bears interest at 5% per annum and is due on demand.  At June 30, 2014 and December 31, 2013, the Company owed $1,675 to the former President of the Company for this promissory note. At June 30, 2014 and December 31, 2013, the Company owed interest of $482 and $440, respectively, in connection with this promissory note.

The Company also entered into a Demand Promissory Note with a principal amount of $13,000 on June 3, 2014.  The note is unsecured and bears interest at 5% per annum and is due on demand.  At June 30, 2014, the Company owed and accrued interest of $48 in connection with this promissory note.

6.           Common Stock

In February 2014, the Company issued 423,529 shares of common stock to an investor for cash proceeds of $180,000.

On April 8, 2014, a third party purchased 55,556 shares of the Company’s common stock for cash proceeds of $25,000. The third party has also committed to purchase an additional 900,000 shares of Company’s common stock in four tranches for an aggregate purchase price of $450,000, subject to certain conditions..

7.           Commitments

On December 4, 2013, the Company entered into the License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, “Sgenia”) for the development of an MRSA/SA detection device and cancer detective device and other improvements and variations to the devices (the “Sgenia Products”), to be based on the Sgenia sensory technology. Pursuant to the License Agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. On July 21, 2014, the Company entered into an amendment (the “Amendment”) to the License Agreement to modify and extend the Sgenia Products to include a lung cancer product. The Amendment also changed the product development schedule and the research funding budget to accommodate the additional lung cancer product as well as the continuation of the development of the MRSA product. Additionally, the development stage objectives and milestones were modified to reflect the current state of development of each of the Sgenia Products.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

7.           Commitments (cont'd)
Under the License Agreement, the Company will fund the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia and accepted by the Company. The funding will be provided on an advance basis, per month, based on agreed upon development stages. In return, the Company will have the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for 40 years, subject to a limitation on the inclusion of Spain in the territory. All intellectual property developed by Sgenia at any time during the term related to manufacturing, formulating and/or packaging process shall be shared ownership and licensed to the Company on a royalty-free basis. Sgenia will also supply to the Company, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products. Sgenia and the Company will also work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, the current revised and approved aggregate budget for research and development of the Sgenia Products is approximately $1,411,000, of which $579,527 has been advanced (including the amounts advanced under the prior budget).  For the remainder of 2014 and 2015, the Company is committed to advancing $1,358,319 in research and development funds under the revised and approved budget subject to Sgenia meeting certain milestones.  The aggregate of the advances paid by the Company are recorded as research and development expenses. During the three month period ended June 30, 2014, no amounts were advanced under the terms of the License Agreement and the budget. The budget may be changed by mutual agreement from time to time.

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

The Company has the option to fund the development of the Sgenia Products, and if funded the Company will obtain the right to manufacture, market and sell the resulting devices.

8.           Related Party

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain the services of him as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the three and six months ended June 30, 2014, the Company recorded $18,470 and $40,152, respectively, of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of June 30, 2014, the Company owes Mr. Gil $6,161.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

9. Subsequent Events

On July 21, 2014, the Company entered into an amendment (the “Amendment”) to its License Agreement. The Amendment modifies and extends the development schedule and changes the research funding budget to accommodate the development of a lung cancer product as well as the continuation of the development of the MRSA product.

On July 28, 2014, the loan from a third party investor, in the principal amount of $13,000, and the accrued interest of $100 was converted into 67,500 shares of our common stock. The shares were issued as restricted stock, pursuant to an exemption from registration under the federal securities laws.

On July 28, 2014, the Company entered into a Securities Purchase Agreement (the “Agreement”) under which the investor (the “Investor”) will purchase an aggregate of 1,370,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Additional purchases will be made in three installments, in August, September and October, each installment to be in the amount of 337,500 shares for a purchase price of $67,500 per installment. The shares were issued and future installment purchases of shares will be issued, pursuant to an exemption from registration under the federal securities laws.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Zenosense” mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries.

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

In the summer of 2013, we started to look for other business opportunities.  We became interested in a sensory technology for a methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) detection device to be used in the hospital and health care environments and began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”).  In late 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. and its subsidiaries Sgenia Soluciones, S.L. and ZENON Biosystem, S.L. (“Zenon”) (collectively “Sgenia”), all of which are formed under the laws of Spain.  Under the terms of the License Agreement, we will provide Zenon with capital for the research and development of devices that utilizes the Sgenia technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments and future products.

Sgenia and the company entered into amendments in April 2014 and July 2014 to extend the License Agreement to cancer sensory devices based on the intellectual property of Sgenia and to amend the budget and development objectives and stages due to the expansion of development work.

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

To fund our obligations under the License Agreement, we have sold shares of common stock from time to time on a private placement basis and converted funds advanced to the company into common shares of the company. Since the end of the previous fiscal year, we have received an aggregate of $218,000 from the sale of common stock and debt securities, which has been used to pay our financial obligations and for working capital.

Plan of Operation

Our business plan is to develop devices that  can detect MRSA/SA and cancer to be used in hospitals and other medical care centers.  Our principal activity since December 2013 and for the next 18 months and thereafter will be funding the research and development of the Sgenia Products.  At June 30, 2014, we had working capital deficit of $32,519.  Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

We reviewed with Sgenia the development schedule and funding requirements for the initial products and requirements to develop the cancer sensory devices, and in July we agreed upon a new budget and developmental schedule for these products.  Currently, the budget and development schedule extends to July 2015.  The company agreed to the changes based on the generally positive results of Sgenia in its work to date.

We anticipate that we will incur the following expenses over the next 12 month period in connection with the development of the Sgenia Products: (1) we will have to fund the future development expenses of Sgenia up to an amount of $1,358,319, (2) payment of compensation to our officers, employees, and consultants of approximately $130,000, (3) legal, audit and reporting expenses of approximately $70,000, and (4) general working capital.  Additional expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development.

Liquidity and Capital Resources

As of June 30, 2014 and December 31, 2013, our total assets were $2,359 and $103,477, respectively, and our total current liabilities were $34,878 and $23,347, respectively.  As of June 30, 2014, we had a working capital deficit of $32,519 .Our financial statements report a net loss of $317,649 for the six months ended June 30, 2014.

We have had recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Our financial statements reflect that there is a going concern qualification.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2013, which are included in our Form 10-K, filed on March 26, 2014.

Three Months Ended June 30, 2014 and 2013

Operating Expenses

Our operating expenses for the three months ended June 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended
	June 30,
	2014	2013
Research and development expenses	$75,515	$
General and administrative expenses	$36,543		$13,368

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

	Three Months Ended June 30,
Cash Flows	2014	2013
Net Cash Used in Operating Activities	$(41,685)	$(13,863)
Net Cash Provided by Financing Activities	$38,000	$13,863
Cash increase (decrease) during the period	$(3,685)	$-

We had cash of $2,359 and $26,778 as of June 30, 2014 and December 31, 2013, respectively. We had a working capital deficit of $32,519 as of June 30, 2014 compared to working capital of $80,130 as of December 31, 2013.

We used cash in operations of $41,685 during the three months ended June 30, 2014, principally due to payments to Sgenia to conduct research and development activities on behalf of the Company.

We received $25,000 of cash proceeds from the sale of the Company’s common stock during the three months ended June 30, 2014.  During the three months ended June 30, 2014, we received cash advances of $13,000 from a third party.

Six Months Ended June 30, 2014 and 2013

Operating Expenses

Our operating expenses for the six months ended June 30, 2014 and 2013 are outlined in the table below:

	Six Months Ended
	June 30
	2014	2013
Research and development expenses	$230,097	$-
General and administrative expenses	$87,462	$16,529

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

	Six Months Ended June 30,
Cash Flows	2014	2013
Net Cash Used in Operating Activities	$(242,419)	$(18,025)
Net Cash Provided by Financing Activities	$(218,000)	$18,025
Cash increase (decrease) during the period	$(24,419)	$-

We used cash in operations of $242,419 during the six months ended June 30, 2014, principally due to payments to Sgenia to conduct research and development activities on behalf of the Company.

We received $205,000 of cash proceeds from the sale of the Company’s common stock during the six months ended June 30, 2014.  During the six months ended June 30, 2014, we received cash advances from a third party of $13,000, which had an interest rate of 5% per annum. The advance and the accrued interest were converted into 67,500 shares of common stock subsequent to the end of the six month period reported upon.

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

Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of June 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014, and was not effective during the entire quarter ended June 30, 2014 because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                       LEGAL PROCEEDINGS

As of August 19, 2014, there are no material pending legal proceedings, to which we are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ZENOSENSE, INC.

Date: August 19, 2014	By:	/s/Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer