Form 10-Q
period 2014-09-30
ZENOSENSE, INC.
filed 2014-11-10
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,615,297 common shares issued and outstanding as of November 6, 2014.

ZENOSENSE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZENOSENSE, INC.
Balance Sheets
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$108,240	$26,778
Prepaid expense	-	76,699
Total assets	$108,240	$103,477

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expense	$9,163	$18,634
Accounts payable and accrued expense - related party	6,211	440
Advances	2,598	2,598
Notes payable to related party	1,675	1,675
Total liabilities	19,647	23,347

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 common stock authorized, 49,615,297 and 48,038,212 shares issued and outstanding, respectively.	49,615	48,038
Additional paid-in capital	1,005,270	582,247
Accumulated deficit	(966,292)	(550,155)
Total stockholders’ equity	88,593	80,130
Total Liabilities and Stockholders’ equity	$108,240	$103,477

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013
 (unaudited)

	Three Months ended September 30, 2014	Three Months ended September 30, 2013	Nine Months ended September 30, 2014	Nine Months ended September 30, 2013

Expense
Research and development	$52,681	$-	$282,778	$-
General and administrative	45,734	6,572	133,196	23,101
Total expenses	98,415	6,572	415,974	23,101

Loss from operations	(98,415)	(6,572)	(415,974)	(23,101)

Other income/(expense)
Interest expense	(73)	(21)	(163)	(63)
Total other expenses	(73)	(21)	(163)	(63)

Net loss	$(98,488)	$(6,593)	$(416,137)	$(23,164)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	48,814,474	30,000,000	48,544,011	30,000,000

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(unaudited)

	September 30, 2014	September 30, 2013

Operating activities
Net loss	$(416,137)	$(23,164)
Adjustments to reconcile net losses to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	76,699	-
Accounts payable and accrued expense	(9,471)	56
Accounts payable and accrued expense– related party	5,871
Cash used in operating activities	(343,038)	(23,108)

Financing activities
Proceeds from sale of common stock	411,500	-
Proceeds from note payable	13,000	-
Proceeds from advances from a third party	-	23,108
Cash provided by financing activities	424,500	23,108

Net increase (decrease) in cash	81,462	-

Cash and cash equivalent, beginning of period	26,778	-

Cash and cash equivalent, end of period	$108,240	$-

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Conversion of note payable and accrued interest into common stock	$13,100	$-

See accompanying notes to the financial statements.

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

Effective December 4, 2013, the Company entered into a development and exclusive license agreement, as amended (“License Agreement”) whereby the Company will provide a third party with capital for the development of sensory technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and a cancer detective device and other improvements and variations to the products (the “Sgenia Products”) to be used in hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement was modified in April 2014 and July 2014 to extend to additional cancer sensory products and to modify and extend the development schedule and change the research funding budget to accommodate the lung cancer product as well as MRSA/SA product, respectively.

2.           Basis of presentation

The accompanying unaudited interim financial statements of Zenosense, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2013, as reported in Form 10-K, have been omitted.

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $966,292 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

5.           Notes Payable

On September 30, 2008, Zenosense received $1,675 pursuant to a promissory note with the former President of the Company.  The note is unsecured, bears interest at 5% per annum and is due on demand.  At September 30, 2014 and December 31, 2013, the Company owed $1,675 and $1,675, respectively, to the former President of the Company for this promissory note.  At September 30, 2014 and December 31, 2013, the Company owed interest of $503 and $440, respectively, in connection with this promissory note.

The Company also entered into a Demand Promissory Note with a principal amount of $13,000 on June 3, 2014.  The note is unsecured and bears interest at 5% per annum and is due on demand.  The principal and accrued interest of $13,100 was converted into 67,500 shares of common stock on July 28, 2014 and the note was extinguished.

6.           Common Stock

In February 2014, the Company issued 423,529 shares of common stock to an investor for cash proceeds of $180,000.

On April 8, 2014, a third party purchased 55,556 shares of the Company’s common stock for cash proceeds of $25,000. The third party also committed to purchase an additional 900,000 shares of Company’s common stock in four tranches for an aggregate purchase price of $450,000, subject to certain conditions.

On July 28, 2014, the loan from a third party investor, in the principal amount of $13,000, and the accrued interest of $100 was converted into 67,500 shares of our common stock. The shares were issued as restricted stock, pursuant to an exemption from registration under the federal securities laws.

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase installments were made in August and September..  Each installment was for 337,500 shares at a purchase price of $67,500 per installment. The shares when issued are pursuant to an exemption from registration under the federal securities laws.

 ZENOSENSE, INC.
Notes to the Financial Statements
(unaudited)
7.           Commitments

On December 4, 2013, the Company entered into the License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, “Sgenia”) for the development of an MRSA/SA detection device and cancer detective device and other improvements and variations to the devices (the “Sgenia Products”), to be based on the Sgenia sensory technology. Pursuant to the License Agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The Company entered into amendments (the “Amendments”) to the License Agreement to modify and extend the Sgenia Products to include a lung cancer product and change the product development schedule and the research funding budget to accommodate the additional lung cancer product as well as the continuation of the development of the MRSA product. Additionally, the development stage objectives and milestones were modified to reflect the current state of development of each of the Sgenia Products.

Under the License Agreement, the Company is funding the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia and accepted by the Company. The funding will be provided on an advance basis, per month, based on agreed development stages. In return, the Company will have the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for 40 years, subject to a limitation on the inclusion of Spain in the territory. All intellectual property developed by Sgenia at any time during the term related to manufacturing, formulating and/or packaging process shall be shared ownership and licensed to the Company on a royalty-free basis. Sgenia will also supply to the Company, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products. Sgenia and the Company will also work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, the current revised and approved aggregate budget for research and development of the Sgenia Products is approximately $1,411,000, of which $579,527 has been advanced (including the amounts advanced under the prior budget) as of September 30, 2014.  For the remainder of 2014 and 2015, as of September 30, 2014, the Company is committed to advancing $1,358,319 in research and development funds under the revised and approved budget subject to Sgenia meeting certain milestones.  The aggregate of the advances paid by the Company are recorded as research and development expenses. During the three month period ended September 30, 2014, no amounts were advanced under the terms of the License Agreement and the budget. The budget may be changed by mutual agreement from time to time.

In addition to providing the development funding, the Company will also pay royalties for completed sales of the Sgenia Products, payable 60 days after each fiscal quarter of the Company (the “Royalties”). The Royalties will be 20% of net sales, which is calculated based on gross sales of the device and the installation and training for the Sgenia Products, less various expenses, including manufacturing, components acquired from Sgenia, commissions, refunds and discounts and sales taxes. If the Sgenia Products are sold by Sgenia in Spain for original use in Spain, then the Royalties on those sales will be reduced. The Company also has the right to sublicense to other parties throughout the world, except in Spain if and when, if at all, Sgenia seeks to act as the distributor in that territory.

The Company has the option to fund the development of future proposed products based on the Sgenia intellectual property, and if funded the Company will obtain the right to manufacture, market and sell the resulting devices.

 ZENOSENSE, INC.
Notes to the Financial Statements
(unaudited)

8.           Related Party

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain his services as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the three and nine months ended September 30, 2014, the Company recorded $17,945 and $58,097, respectively, of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of September 30, 2014, the Company owes Mr. Gil $5,708.  No additional compensation based on net sales has been earned to date.

9.           Subsequent Events

The Company has reviewed events subsequent to this report and has no items to report.

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

As used in this quarterly report, the terms “we,” “us,” “our” “our company” and “Zenosense” mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries.

General Overview

Zenosense, Inc. was incorporated on August 11, 2008 in the State of Nevada. Our authorized common stock currently consists of 500,000,000 authorized shares of common stock, with par value of $0.001.

The original purpose of the Company was to acquire and to develop mineral properties and to engage in the exploration for gold and other mineral properties.  On May 15, 2013, our mining lease expired and we lost our right to explore the mining property.  We then became a shell company, as defined under the Securities and Exchange Act of 1934, as amended, until December 4, 2013, when we commenced the transaction with Sgenia described below.

In the summer of 2013, we started to look for other business opportunities.  We became interested in a sensory technology for a methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) detection device to be used in hospital and health care environments and began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”).  In late 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. and its subsidiaries Sgenia Soluciones, S.L. and ZENON Biosystem, S.L. (“Zenon”) (collectively “Sgenia”), all of which are formed under the laws of Spain.  Under the terms of the License Agreement, we will provide Zenon with capital for the research and development of devices that utilizes the Sgenia technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments and future products.

Sgenia and the Company entered into amendments in April 2014 and July 2014 to extend the License Agreement to cancer sensory devices based on the intellectual property of Sgenia and to amend the budget and development objectives and development stages due to the expansion of development work.

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

To fund our obligations under the License Agreement, we have sold shares of common stock from time to time on a private placement basis and converted funds advanced to the company into common shares of the company. Since the end of the previous fiscal year, we have received an aggregate of $437,500 from the sale of common stock and debt securities, which has been used to pay our financial obligations and for working capital.

Plan of Operation

Our business plan is to develop devices that  can detect MRSA/SA and cancer to be used in hospitals and other medical care centers.  Our principal activity since December 2013 and for the next 18 months and thereafter will be funding the research and development of the Sgenia Products.  At September 30, 2014, we had working capital of $88,593.  Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

We reviewed with Sgenia the development schedule and funding requirements for the initial products and requirements to develop the cancer sensory devices, and in July, 2014 we agreed upon a new budget and developmental schedule for these products.  Currently, the budget and development schedule extends to July 2015.  The company agreed to the changes based on the generally positive results of Sgenia in its work to date.

We anticipate that we will incur the following expenses over the next 12 month period in connection with the development of the Sgenia Products: (1) we will have to fund the future development expenses of Sgenia up to a current budgeted amount of $1,358,319, (2) payment of compensation to our officers, employees, and consultants of approximately $130,000, (3) legal, audit and reporting expenses of approximately $70,000, and (4) general working capital.  Additional expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development.

Liquidity and Capital Resources

As of September 30, 2014 and December 31, 2013, our total assets were $108,240 and $103,477, respectively, and our total current liabilities were $19,647 and $23,347, respectively.  As of September 30, 2014, we had working capital of $88,593.  Our financial statements report a net loss of $416,137 for the nine months ended September 30, 2014.

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

Three Months Ended September30, 2014 and 2013

Our operating results for the three months ended September 30, 2014 and for the three months ended September30, 2013 are summarized as follows:

	Three Months Ended September 30
	2014	2013
Revenue	-	-
Operating Expenses	98,415	$6,572
Net (Loss)	(98,488)	$(6,593)

Operating Expenses

Our operating expenses for the three months ended September 30, 2014 and September 30, 2013 are outlined in the table below:

	Three Months Ended
	September 30
	2014	2013
Research and development expenses	$52,681	$-
General and administrative expenses	$45,734	$6,572

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

Revenues

We have earned no revenues since our inception.

We have suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Nine Months Ended September 30, 2014 and 2013

Our operating results for the nine months ended September 30, 2014 and for the nine months ended September30, 2013 are summarized as follows:
	Nine Months Ended September 30
	2014	2013
Revenue	-	-
Operating Expenses	415,974	$23,101
Net (Loss)	(416,137)	$(23,164)

Operating Expenses

Our operating expenses for the nine months ended September 30, 2014 and 2013 are outlined in the table below:

	Nine Months Ended
	September 30
	2014	2013
Research and development expenses	$282,778	$-
General and administrative expenses	$133,916	$23,101

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

	Nine Months Ended September 30

	2014	2013
Cash Flows
Net Cash Used in Operating Activities	$(343,038)	$(23,108)
Net Cash Provided by (Used In) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$424,500	$23,108
Cash increase (decrease) during the period	$81,462	$-

We had cash of $108,240 and $26,778 as of September 30, 2014 and December 31, 2013, respectively. We had a working capital of $88,593 as of September 30, 2014 compared to working capital of $80,130 as of December 31, 2013.

We used cash in operations of $282,778 during the nine months ended September 30, 2014, principally due to payments to Sgenia to conduct research and development activities on behalf of the Company.

We received $411,500 of cash proceeds from the sale of the Company’s common stock during the nine months ended September 30, 2014.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Limited Operating History: Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We have no assets other the License Agreement which correlates with its funding obligations, and a limited operating, business plan.  We have not generated any revenues from operations. We are pursuing new business opportunities and there is no assurance we will be able to implement the cooperation with Sgenia.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing will result in additional dilution to existing shareholders.

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

Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of September 30, 2014 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014, and was not effective during the entire quarter ended September 30, 2014 because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                           LEGAL PROCEEDINGS

As of November 10, 2014, there are no material pending legal proceedings, to which we are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

ZENOSENSE, INC.

Date: November 10, 2014	By:	/c/ Carolos Jose Gil
	Name:	Carlos Jose Gil
	Title:	President, Chief Executive Officer, Principal Financial Officer and Director (Authorized Officer for Registrant)