Form 10-K
period 2014-12-31
ZENOSENSE, INC.
filed 2015-04-14
CIK 1458581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number: 000-54936

Zenosense, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-3257291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Avda Cortes Valencianas 58, Planta 5, Valencia, Spain	N/A
(Address of principal executive offices)	(Zip Code)

011-34-960-454-202
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act

Yes [ ]	No [X]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ]	No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

Number of common voting shares issued and outstanding as of April 9, 2015 the latest practicable date: 49,614,797 shares of common stock

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, the successful development of our intended products, achieving successful testing of our products, adhering to government regulations, obtaining regulatory approvals our ability to manufacture and market our products, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  All dollar amounts refer to US dollars unless otherwise indicated. Statements concerning the development of both the MRSA device and the lung cancer device have been made based on information obtained from Zenon Biosystem, which the Company believes to be accurate, but have not been independently verified.

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

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, and “Zenosense” mean Zenosense, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

Corporate History

Zenosense, Inc. was incorporated on August 11, 2008 in the State of Nevada.  Our authorized common stock currently consists of 500,000,000 authorized shares of common stock, with par value of $0.001.

The original purpose of the Company was to acquire and to develop mineral properties and to engage in the exploration for gold and other mineral properties.  As a mining company, we operated under the corporate name “Braeden Valley Mines, Inc.” and we acquired the right to explore and develop four unpatented lode mining claims situated in the Northern Tuscarora Mountains of Elko County, Nevada. We refer to these mining claims as the “New Dawn Property” or “New Dawn.”  On May 15, 2013, our mining lease expired and we lost our right to explore the mining property.  We then became a shell company, as defined under the Securities and Exchange Act of 1934, as amended, until December 4, 2013, when we entered into the transaction with Sgenia Industrial, S.L. described below.

In the summer of 2013, we started to look for other business opportunities.  We became interested in sensory technology devices for use in hospitals and health care environments.  During the latter part of the year, we began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”), and in December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. (“Sgenia”) and its subsidiaries Sgenia Soluciones, S.L. (“Sgenia Subsidiary”) and ZENON Biosystem, S.L. (“Zenon”), all of which are formed under the laws of Spain. The products currently being developed under the License Agreement include one to be used in the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) in the healthcare environment and another for use to detect lung cancer in patients.  Under the terms of the License Agreement, we will provide Zenon with capital for the development of the devices that utilizes the Sgenia Technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology.

To date, our principal operations have been the management of our obligations under the License Agreement, including the product review, budget determination and capital funding of the development of the Sgenia Products.

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

Business

Currently we are seeking to commence the new business of developing highly specialized, non-invasive disease sensory devices, including products designed to detect methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) when present in healthcare environments and to detect the presence of lung cancer in a patient.

License Agreement

We entered into the License Agreement, effective December 4, 2013, which was subsequently amended, with Sgenia, Sgenia Subsidiary and Zenon that was initially oriented towards the development of a MRSA/SA detection device.  Because the License Agreement covered improvements and variations to the device and other devices based on the Sgenia Technology for use in the hospital and health care environments, the License Agreement was amended and specifically extended to include an additional product to be used for the detection of lung cancer in patients.  In exchange for our funding the development of the Sgenia Products, we obtain a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.

Under the License Agreement, as amended, we will fund the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia. Development includes the testing of a potential device.  The funding will be provided on an advance basis, per month, based on three development stages during the period to be funded.  In return, we will have the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for 40 years, subject to a limitation on the inclusion of Spain.  All intellectual property developed by Sgenia and/or Zenon at any time during the term related to the manufacturing, formulating and/or packaging processes shall be shared ownership and licensed to us on a royalty-free basis.  Sgenia will also supply to us, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products.  Sgenia, Zenon and the Company will also work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

The Company’s funding obligation for product development is subject to an approved budget and achieving each stage of development.  Through December 31, 2014, the Company has provided funding for the Sgenia Products of approximately $737,570, and has a potential future current obligation to fund approximately 709,253 euros through the remainder of 2015 and early part of 2016.  The budget may be modified, but only after collaboration and approval by us in our sole discretion. As future products are determined, the Company will formulate new budget obligations and funding requirements.

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

In addition to providing the development and regulatory funding, the Company will also pay Zenon royalties for completed sales of the Sgenia Products, payable 60 days after each fiscal quarter of the Company (the “Royalties”).  The Royalties will be 20% of net sales, which is calculated based on gross sales of the device and the installation and training for the Sgenia Products, less various expenses, including manufacturing, components acquired from Sgenia, commissions, refunds and discounts and sales taxes.  If the Sgenia Products are sold by Sgenia or Zenon in Spain for original use in Spain, then the Royalties will be reduced. The Company also has the right to sublicense to other parties throughout the world, except in Spain if and when, if at all, Sgenia or Zenon seek to act as the distributor in that territory.

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

Background of Sgenia

Sgenia and its subsidiaries are known for its sensor development and is a supplier of sensors related to the control of the Tokamak device used in a nuclear fusion research project.  The Tokamak is one of several types of magnetic confinement devices, and is one of the most-researched candidates for producing controlled thermonuclear fusion power.  Sgenia is a developer and supplier of the sensors, as well as the sensor technology, applied to the control system.  Sgenia has also produced an algal contamination detector for use in water supply applications.  The algal sensor scans for the volatile organic compounds (“VOCs”) emitted by the target algae.  The VOCs form a unique “chemical signature” which may be detected to rapidly and effectively determine the presence or absence of the algae.  The Sgenia detector is effectively an electronic “nose” that can “smell” this signature.  This algae sensor system underwent a successful eighteen month trial and is under contract with a Madrid area water supplier in Spain.  It is likely to be rolled out as a networked solution across the water company’s operations.

The Sgenia team of engineers and scientists are considered very skilled and have years of experience.  The team that will be employed in the development of our product will include Mr. J. Lama, MBA, BSc., a materials engineer, Mr. M. Querol, a mechanical engineer, Ms. M. I. Gil, a specialist in sensor technologies and advanced technical and software development and Mr. G. Roman Perez, a physicist.  In addition, the team will include three biologists contracted to Zenon, including molecular biologists and biochemists specializing in bacterial physiology and genetics, clinical microbiology and molecular biology.  The team’s combined skillset includes deep knowledge of the clinical genetics to be addressed in order to program and refine the sensory technology so that it can detect SA and ideally discriminate between MRSA and SA in the health care delivery environment and so that it can be used to detect lung cancer in patients.  Variously, members of the team are business (biotechnology) management qualified, have co-authored numerous scientific publications, taught as professor, have experience of the practical clinical setting in hospital and have co-invented patents for others.

Lung Cancer

Lung cancer is the leading cause of cancer in both men and women in the United States, with an estimated 226,160 new cases and 164,770 deaths in 2012. The five year survival rate for lung cancer is 16%1, killing more people than breast, prostate and colon cancer combined2.  The primary reason lung cancer is so deadly is that only 30% of diagnoses are made in the early stages (Stages I and II). Stage I lung cancer has a 70% cure rate, but by Stage III or later fewer than 25% of cases can be cured.

Consequently there is a huge need to find a solution to detect lung cancer at an early stage. In 2002 the National Lung Screening Trial (NLST) was launched, using Computed Tomography (CT) for rapid screening at low dose3. The study looked at 53,454 current or former heavy smokers from 33 medical centers in the US. Results were published in the New England Journal of Medicine on August 4, 2011 which reported that low-dose CT scanning was associated with a 20% decrease in deaths from lung cancer. However, there are a number of uncertainties and apparent limits of lung CT screening. These include4:

•	High rates of false positives – a non-calcified nodule of any size will be found in 50% of those screened and 98% of those will be false positives

•	Over diagnosis – cancers identified and treated which, if left alone, would not have impacted long-term morbidity or mortality

•	Radiation Risks – concern over the risks of radiation exposure associated with serial CT imaging and its role in the development of future lung or other cancer

•
Cost-effectiveness – the NLST found that the number of high-risk patients needed to be screened with CT to save one life from lung cancer was 320. Consequently, estimates of the cost of CT screening vary from as low as $19,000 up to about $169,000 per life-year saved

1 http://www.mayoclinic.org/documents/mc2985-1012-pdf/doc-20079003),
2 http://www.forbes.com/sites/matthewherper/2015/02/27/want-to-live-long-and-prosper-dont-smoke/).
3 http://en.wikipedia.org/wiki/National_Lung_Screening_Trial
4 http://www.mayoclinic.org/documents/mc2985-1012-pdf/doc-20079003

Healthcare –Associated Infections (HAI’s) and MRSA

HAI’s or infections acquired in healthcare settings are the most frequent adverse event in healthcare delivery worldwide, with hundreds of millions of patients affected by healthcare-associated infections, leading to significant mortality and financial losses for health systems. Of every 100 hospitalized patients at any given time, 7 in developed and 10 in developing countries will acquire at least one HAI5.

The Centers for Disease Control and Prevention (CDC), part of the US Department of Health and Human Sciences, estimate that one in every 20 patients treated in U.S. hospitals develop an HAI. Approximately 2 million HAIs are associated with nearly 100,000 deaths each year and directly responsible for at least 23,000 deaths per year in the United States alone (http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=11).

The CDC takes the view that advanced molecular detection technologies, which can identify threats much faster than current practice, are not being used as widely as necessary in the United States, and that developing better diagnostic tools to rapidly and accurately find sources of contamination will improve antibiotic use6.

Recent studies suggest that implementing prevention practices can lead to up to a 70 per cent reduction in certain HAIs7 8. The financial benefit of using these prevention practices is estimated in a report released by CDC to be as high as $25.0 billion to $31.5 billion in medical cost savings in the United States9.

MRSA continues to account for a significant proportion of HAIs and is regarded as one of the most important causes of antimicrobial-resistant HAIs worldwide10. Furthermore, MRSA is becoming resistant to a growing number of antibiotics11.

Proposed Zenosense MRSA/SA Product

Under our license agreement, Sgenia will develop a MRSA/SA device for Zenosense based on the sensor platform already developed by Sgenia, but with modifications so that it can use a single low cost sensor to sample the air and continuously monitor for the airborne the VOC signatures emitted by MRSA/SA. The MRSA/SA VOC signatures are emitted when the bacteria has infected and expressed itself as a disease in the patient. We believe that MRSA/SA can be detected prior to the patient being obviously symptomatic, enabling an earlier intervention to contain and control its effect and spread.

5 http://www.who.int/gpsc/country_work/gpsc_ccisc_fact_sheet_en.pdf?ua=1
6 http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=27
7 http://www.healthypeople.gov/2020/topicsobjectives2020/overview.aspx?topicid=17
8 http://medicalworldamericas.com/hospital-acquired-infections/
9 http://www.cdc.gov/hai/pdfs/hai/scott_costpaper.pdf
10 http://www.ecdc.europa.eu/en/publications/Publications/annual-epidemiological-report-2013.pdf
11 http://www.pewhealth.org/reports-analysis/issue-briefs/mrsa-a-deadly-pathogen-with-fewer-and-fewer-treatment-options-85899380134

Our MRSA/SA detection device is intended to be low cost because it will employ standard components, with the only proprietary elements being the Sgenia chip with its pre-loaded processing software. Essentially, the device is intended to work by utilizing a single standard sensor to continuously scan for the MRSA/SA signature spectrum of the VOC. In the proposed Sgenia developed MRSA/SA device a single sensor will perform the entire VOC spectrum scan, as Sgenia’s adaptive processing software enables it to perform an effectively infinite number of scans, creating tens of thousands of “virtual sensors” from a single sensor. The proposed product is being designed to eliminate the need for 8 to 32 sensors (as in competitor devices) with all the supporting processors, circuit boards and power supply, where each sensor is pre-set to detect a certain part of the MRSA/SA spectrum of VOCs. It is expected that our product will result in a huge cost saving compared to a product requiring an array of individual sensors.

At the detection stage the VOC detection will be electronically processed and will be pattern processed in a neural network on the patented applied for Sgenia hardware. The patent application was made on the January 17, 2013, under the reference P201330048 with the title (translated from Spanish) “Method of Analysis of a gas and artificial nose”.

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

The proposed device will also be designed to effectively “learn” to identify the MRSA/SA VOC signature. The VOC signature is referenced to parameters in Sgenia’s software so as to enable continual scanning across the MRSA/SA VOC spectrum to recognize the VOC patterns and contamination positioning - the system will be designed to be able to discriminate between bacterial VOCs and contamination. The algorithmic software will be protected as an Industrial Secret by FPGA (Field Programmable Gate Array) “lock and key” encryption on Sgenia’s chip.

The device is intended to be produced in two forms: 1) a low cost wearable / bed positioned device, powered by a rechargeable battery to be positioned on the person; patients and medical staff, and in the event of any infection, the MRSA device will detect the VOCs produced by the infected person and express an audio/visual alarm; and 2) an adapted, fixed device positioned in the room, mains powered, with culture-amplification of any MRSA/SA presence, to monitor the room volume, which would be network monitored.

The device is intended to detect MRSA or SA. In the event of a positive detection further personal, conventional tests would be used to discriminate between MRSA and SA, as both infections require specific treatment. The MRSA/SA VOC detection range is estimated to correlate to an approximate 3 meter “bubble” around an infected patient, ideal for a wearable device. However, it is our intention to explore during the development program whether MRSA versus SA VOC signatures can be discriminated by the device. The Sgenia detection technology is very sensitive. If the VOC signature of the genetically different MRSA can be separated from the signature of SA, there is a prospect that such a discriminatory device can be developed.

A prototype device was created, which in the laboratory setting successfully achieved a sensibility detection rate greater than 95% on cultured headspace in a series of tests over a two week period in a clinical setting.  The next major developmental step is to progress to Quartz Crystal Microbalance sensor testing, sensitivity testing against VOC biomarkers, assessment of accuracy and repeatability, and  review the sensitivity to temperature, humidity and gas interference factors. This developmental step will be difficult to achieve in a technical sense, and if this is not successful the design of the device may have to be altered or it may be determined that the device cannot be manufactured and used on a commercial scale.  At this time it is early to formulate a conclusion about the device.

Proposed Zenosense Cancer Detection Product

As a result of the work performed by Zenon for the MRSA/SA product and based on the Sgenia Technology, an additional product has been developed intended for use in detecting lung cancer in patients. The Company believes that a cost-effective lung cancer detector that analyzes exhaled breath could meet or exceed the accuracy of low dose Computed Tomography (CT) scanning.  The Company further believes that such a device will have wide appeal and be in significant demand for the early detection of lung cancer.

The lung cancer detection device incorporates components designed to filter out the VOCs that must be excluded for optimized detection of target VOC biomarkers found in exhaled breath and associated with the incidence of lung cancer. These components and their elements include molecular sieves incorporated in complementary layered and mixed sensor structures to screen incoming VOCs, and a nanometric sensing mesh to maximize the detective area. Zenon has developed new metal oxide materials and combinations of metal oxides, a complementary quartz crystal sensor employing a gas sorbent substrate and a micro gas chromatography chip for pre-detection screening. All components are of a relatively low cost consistent with the Company's intent to create cost effective products.

Zenon manufactured prototype devices and, thereafter, entered into a collaboration agreement for a lung cancer detection trial in December 2014. The agreement for the trial is with a large university hospital and several associated hospitals located in the region of Madrid, Spain. The trial aims to identify certain distinctive volatile organic compounds in exhaled breath, using standard laboratory instruments and techniques, alongside the Zenon lung cancer detection devices. Standard techniques will be used to identify lung cancer biomarkers previously determined to be of interest, and the Zenon devices will be tested as to their ability to detect those biomarkers. The results will be analyzed to determine the relative efficacy of the devices to detect lung cancer.

The initial trial is expected to take nine months. It will examine samples from a 400 subject population split into four groups to cover apparently healthy smokers, non-smokers, and those with diagnosed lung cancer and Chronic Obstructive Pulmonary Disease. Initially a total of three hospitals will be involved in the trial, the collaborating university hospital and two hospitals associated with it; the trial has been approved by the ethics committee of the university hospital which allows participation by any public hospital in Spain without further approvals. The intention, given this opportunity, is to considerably increase the size of the trial beyond the 400 subject population, subject to positive initial results. The costs to the Company associated with the 400 subject trial are expected to be lower than the amount set out in its development budget previously approved by the Company in July 2014 due to several factors. First, as a result of the hospital collaboration and the use of their equipment, there will no longer be a requirement to purchase SIFT/MA (or PTRMS) equipment resulting in a saving of approximately $269,000 as set out in the July budget. Secondly, there has been a significant strengthening of the United States Dollar which at this point also results in a significant reduction in the budget due to costs being paid in Euros.

Development Stages

Lung Cancer Technology

•
Phase 1 will review of current research on lung cancer biomarkers. An analysis of hospital research done will be undertaken together with a review and evaluation of state of the art research on lung cancer and pulmonary disease biomarkers. Potential biomarkers will be selected. A clinical test will be defined in conjunction with leading hospital oncology and pneumonology specialists. A new sensor will be manufactured targeting specific lung cancer biomarkers and tests will be completed using the new lung cancer sensor and achieving results  >85 specificity

•
Phase 2 will comprise a series of tests for determination of sensitivity and specificity of the developed sensor as applied to the selected biomarkers meeting the specificity threshold. The tests will analyze the accuracy of the detection of selected biomarkers (previously validated during this period). A target for specificity greater than a composite threshold will be sought. Testing will also determine the influence of humidity and VOCs originated in breath analysis. Specificity greater than the target threshold will be sought in synthetic breath samples.

•
Phase 3 will see the prototyping of a Zenosense device for lung cancer detection meeting the threshold, ready for cross-correlation tests. It will be an integration of a new lung cancer sensor and lung cancer adapted sensory algorithms. In addition a breath collector sampling device will be designed prototyped. Following prototype tests a Zenosense device will be manufactured and integrated to detect lung cancer in patients with specificity greater than the threshold. Statistical analysis will be carried out on a population of lung cancer patients numbering more than 15. Extended tests with lung cancer patients numbering more than 100 lung cancer patients will be tested, prior to hospital validation. A pre series of 10 units of a finalized Zenosense lung cancer device will be manufactured for testing, homologation and CE marking purposes.

MRSA Technology

•
Phase 1 will be to produce a prototype of MRSA/SA detection device based on the Sgenia technology, having the capacity to detect MRSA/SA contamination with a sensitivity of >95% in bacterial culture and a sensitivity of >90% for MRSA in patients. This will require substantial engineering work needed to modify and adapt existing sensor capabilities to the proposed application and modification of algorithms to conform with MRSA or SA bacteria analysis

•
Phase 2 will be to produce a MRSA device ready and used to test over 100 MRSA colonized patients which will have to be carried out to assess the device’s capacity of detection against SA, other contaminants and other bacteria, achieving a sensitivity >90% with a confidence interval between 85-95%; there will be a pre series of 10 MRSA devices manufactured for further testing for homologation purposes, to include a CE validation test (EMC and electronic homologation process only)

•
Phase 3 will be to complete two months of hospital based intensive testing by hospital personnel to test the sensibility, specificity and accuracy of the Zenosense MRSA device. Testing will be carried out in a hospital microbiology laboratory and the objective is for the device to be ready for hospital use.

Potential Revenue Lines

The Company currently does not generate any revenue.  The potential for any revenue is dependent on the development of the Sgenia Products, for which no assurance can be given. If the development of the Sgenia Products is successful, the Company believes that its principal sources of revenues will be from sales of the Sgenia Products and service fees from the training of personnel in the use of the Sgenia Products. There is no assurance that a marketable product will be developed, approved by regulatory authorities, manufactured or successfully distributed and sold.  There can be no assurance that the Company will be able to generate any revenues in the future.  The Company will need substantial funding for all the phases of its business plan before it is able to generate any revenues.  The Company has no identified sources of capital for all aspects of its financial needs under the current business plan.

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

One of the essential components in the Sgenia Products is a microchip that carries the integrated circuits necessary for their operation. Sgenia and Zenon will provide the necessary microchip integrated circuit with the required microprocessing circuitry, which will be imprinted by Sgenia and Zenon at their facilities with the circuitry based on the intellectual property of Sgenia.  Sgenia and Zenon will supply the chip to the Company on an as required basis, from time to time, at fixed, negotiated prices depending on the quantities ordered.  Sgenia and Zenon have only obtained microchips on a test basis, to date, and therefore there can be no assurance of their ability to obtain the necessary quantities of the microchips and imprint them at their facilities in commercial quantities at the necessary quality level. While we believe Sgenia and Zenon will be able to adequately supply the Company requirements for this component, if they fail in their obligation, then under the terms of the License Agreement the Company has the right to obtain the microchip component from other suppliers and obtain the design of the circuitry from Sgenia and Zenon for our own manufacture of the microchips. No assurance can be given that in the event of a default by Sgenia and Zenon that the Company will be able to obtain the circuitry and to be able to continue to produce the Sgenia Products.

The Company plans to subcontract commercial manufacturing of the Sgenia Products. It is anticipated that a number of the parts will be standard electronic components that are readily available in the manufacturing market.  For those components that are not obtained from open sources and not obtained from Sgenia and Zenon, the Company believes that there are numerous manufacturers throughout the world that are capable of producing the necessary additional parts that will comprise the Sgenia Products and that are capable of assembling the Sgenia Products, at a high quality level and efficient rate of production for prices that will work commercially within the projected pricing of the Sgenia Products.  Notwithstanding this belief, there is no assurance that the Company will be able to locate all the necessary parts or be able to locate a competent manufacturer to assemble the devices at prices and quality levels to ensure product acceptance in the market.

Regulation

The Company expects that its Sgenia Products will be subject to differing levels of regulation in each of its intended markets.  Regulation will be oriented towards the efficacy of the Sgenia Product for its intended purpose, in the healthcare environment and safety.  Currently, the first market being contemplated is the United States.  This will require obtaining approvals from the U.S. Federal Food and Drug Administration (the “FDA”) in advance of the manufacture and marketing and sale of the Sgenia Products.  The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

In respect of the MRSA/SA device, because it is not based on in vitro analysis, the Company does not believe it will be subject to the FDA guidance relating to the analytical and clinical performance of nucleic acid-based in vitro diagnostic devices (“IVDs”) intended for the detection and differentiation of MRSA and SA, which was issued in 2011.  That regulation is oriented to culture based, blood sample based analytics in laboratory settings. Notwithstanding that, we anticipate that our Sgenia Products will be regulated as a medical device.

Under the License Agreement, Sgenia and Zenon are responsible for obtaining the required regulatory approvals for the Sgenia Products.  We have the right of notice and to participate in the regulatory process, and we will be responsible for funding the associated expenses.  Sgenia and Zenon, as well as ourselves, have not ever before sought regulatory approval from the FDA or any other agency for any medical devices, including those in Europe. We plan to engage professionals to help or take over the regulatory process, which will add expense to our development costs that we cannot estimate at this time. There is no assurance that we will be able to pursue regulatory approval or obtain the necessary licensing.

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

Non-FDA United States Government Regulation

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

International Device Regulation

The medical device regulatory process for international distribution is subject to government regulations that will vary by country from those having few or no regulations to those having extensive pre-market controls and pre-market acceptance.

In the EU, for example, medical devices require a Conformité Européenne (“CE”) Mark in order to be placed in the market. The CE Mark certifies that a product has met EU consumer safety, health and environmental requirements. CE marking requires meeting the conditions of the European Directive which relates to the medical device to be approved. These directives generally regulate the design, manufacture, clinical trials, labeling, and post-market surveillance reporting activities for medical devices. Once the CE mark has been duly applied to a device, the manufacturer may commercially distribute the product in all countries that are members of the European Union, and in several other countries that recognize the CE Mark, such as Switzerland and Turkey. Similar to the US, once the device has received the CE mark, companies are required to report certain serious adverse events, are required to conduct post-market surveillance, and in some countries are required to register or list the products.

The CE mark allows manufacturers to place products on the market and permits free movement of goods. The manufacturer/product owner and its authorized representative in the EU are responsible for all aspects of the product assessment, testing, documentation, declaration of conformity and CE marking, even where a formal processing agent, the notified body, is required, as in the case of non-European based manufacturers. In all cases the manufacturer and representative assume the full responsibility and liability even when using the services of a consultant or test laboratory. Liability is not transferrable to third parties, including the notified body which is required for processing the certification. Generally, there is strict liability applied to medical devices subject to the CE marking by directive 85/374/EEC, and testing and reporting does not change or reduce this liability.

In 2012 the European Commission proposed a new regulatory scheme for medical devices. The proposals, which are currently being discussed by the Council of the European Union, will impose significant additional obligations on medical device companies. The changes being proposed will increase from the current regulation stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures.  Additionally, the new regulations will require clinical evidence as well as analytical performance levels, the details of which are yet to be provided. If additional provisions proposed by the European Parliament are included in the new regulatory scheme, then there will be involvement of the European Medicines Agency (EMA) in regulation of some types of medical devices, in the qualification and monitoring of notified bodies (NBs), and enhancing the roles of other bodies, including a new Medical Devices Coordination Group (MDCG).  The European Parliament’s proposed revisions would impose enhanced competence requirements for NBs and “special notified bodies” (SNBs) for specific categories of devices. Although the extent of the proposed regulations is currently uncertain the medical device industry anticipates that there will be significant changes under these initiatives to the regulation of medical devices which will increase the time and costs for obtaining CE marking.

To facilitate CE Mark approval, it may be beneficial or necessary to complete the International Organization for Standardization (“ISO”) certification process for the Company’s comprehensive management system for the design and manufacture of medical devices.

Marketing and Customers

We intend to seek as our first customers the distributors of medical devices and hospitals.  The use of medical device distributors is an efficient way to market and to place our device into the mix of products available to health care providers and to gain immediate exposure to the end users based on a distributor’s network of clients.  We also will seek entry directly with hospitals, hospital medical clinical chains and cancer centers, as they are the most likely to be interested in our products.  The Company currently does not have any distribution agreements or other arrangements of any kind in place and has not done any marketing to any distributors or specific end users. There can be no assurance given that the Company will be able to establish any distribution agreements or arrangements, or that health care providers will be interested in our products.

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

For our MRSA/SA product, we also anticipate having to provide certain consulting services with respect to the environment design and installation of our products.  Although installation will be the responsibility of the end user, the placement of a device can be important in its efficiency to detect MRSA/SA.  We plan on charging separately for this service.

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

Competition

At this time there are a number of companies developing lung cancer devices based similar principles. These companies include:

•	Technion-Israel Institute of Technology

•	Owlstone Nanotech Ltd.

•	Vantage mHealthcare Inc.

•	Menssana Research, Inc.

Owlstone is about to commence a clinical trial at Glenfield Hospital in Leicester, UK12, but we are of the view that the most advanced is the Technion-Israel Institute of Technology13.  However we suspect that results to date have not demonstrated adequate levels of sensitivity and sensibility. When trials are carried out across larger numbers of individuals, we believe these levels will decrease. We also believe that too much emphasis is being placed on the sensor technology itself and not enough emphasis on identifying the key VOC or VOCs. Our understanding is that through Zenon’s collaboration with a highly relevant university hospital in Madrid, specific biomarkers have been identified which Zenon believe are highly relevant and are being targeted in the hospital trial.

12 http://www.sciencedaily.com/releases/2015/02/150214201621.htm
13 http://www.medicalnewstoday.com/articles/277812.php

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

Intellectual Property

The Company will not have any ownership rights in the underlying technology on which the Sgenia Product relies, but will only have a license agreement with respect to the products derived therefrom and within the scope of the license.  If Sgenia or Zenon ceases operations, then under the terms of the License Agreement, the Company will have the right to copies of the underlying technology to use for the term of the license arrangement for the manufacture and marketing of the Sgenia Products. The Company will have joint ownership in the manufacturing designs and processes and in the regulatory permits. In the future, the Company may develop trademarks and service marks in connection with its business, which it will own and which it will seek to protect by usage and registration.

Employees

We currently have one employee/officer and one director, Mr. Carlos Jose Gil.  We currently have engaged a consultant to help with various accounting, business and public reporting tasks at an at-will basis for the fiscal year of 2014.  As the Company works with Sgenia to develop the Sgenia Products and as we move towards regulatory approval, manufacturing and marketing, we anticipate adding personnel and engaging consultants.

ITEM 1A. RISK FACTORS

We have not generated any revenues and have incurred losses for the period since inception, there is an uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We did not generate any revenues for the year ended December 31, 2014, and had a net loss of $610,670. We have had no revenues and have a total accumulated deficit of $1,160,825, since inception. We anticipate generating losses for at least the next 18 months and thereafter, as our principal activity will be funding the development, regulatory approval and manufacturing of the Sgenia Products without sales or other revenue making operations. Therefore, we may be unable to continue operations in the future as a going concern. We will need a substantial amount of financing to develop and bring to market the Sgenia Products. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Without adequate capital, we may be in default under our funding obligations under the License Agreement. If we fail to fully fund the development expenses, the funds previously invested in development will be lost.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm for the Company issued its report in connection with our audited financial statements for the years ended December 31, 2014 and 2013, subject to the opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors. If we are not able to continue our business as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

The Company will need a substantial amount of capital to fulfill its obligation under the License Agreement.

Under the License Agreement and for the implementation of our business plan, the Company's capital requirements will be significant over the longer term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future, which will be sufficient to fund its business activities. In connection with the License Agreement, the Company currently is required to raise at least 709,253 euros to support the development of the Sgenia Products through the current budget period anticipated to  end during the first quarter of 2016  (subject to the completion of each phase by Zenon). Thereafter, the Company will need to raise additional funds to continue development, as needed, obtain regulatory approvals, manufacture, market and distribute the Sgenia Products. Therefore, the Company plans from time to time over the next 36 months, if not also thereafter, to seek additional equity capital to fund its business development and operations. There is no assurance that it will be able to obtain financing in the amounts required or on terms acceptable to the Company. If financing is not obtained, then the Company may not be able to fulfill its obligations under the License Agreement and may lose its license arrangement with Sgenia and Zenon.  Any funds provided to Sgenia and Zenon or spent on other aspects of product development, regulatory approval, manufacturing design and components, as well as marketing, will be lost in the event that the License Agreement is terminated.  The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

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

The Sgenia technologies are not yet verified in practice or on a commercial scale in the medical field.

The success of our Company depends on whether Sgenia and Zenon can successfully apply its technologies to develop MRSA/SA and lung cancer detection devices.  Although the Sgenia technologies have been deployed in other arenas, for the type of sensory detection that is contemplated for Sgenia Products, they are in the early stages of development and their application is not certain. The technologies that we hope to rely on have not been tested in a commercial setting or manufactured on a commercial scale for medical uses. There is no assurance that Sgenia will be able to fully develop commercial products that produce the anticipated objective of MRSA/SA and lung cancer detection, on a timely basis or at all.  There is no assurance that we will be able to successfully obtain regulatory approval, manufacture, promote and sell the Sgenia Products.  You should understand that your investment is in a development-stage technology company, with no assurances of an ability to develop a commercial product or obtain commercial revenues, and such revenues may be insufficient for our operations to continue.

Laboratory conditions differ from commercial manufacturing conditions and field conditions, which could affect the effectiveness of our product. Failures to effectively move from laboratory to the field would harm our business.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in commercial manufacturing facilities or in the use of products in the field. The efficacy of the end products will be used in commercial settings, such as hospitals and other medical care environments, is not currently verified in a larger testing context.  No assurance can be given that the devices will successfully detect the bacteria that causes MRSA/SA or lung cancer.  Additionally, no assurance can be given that our devices will be superior to current methods of detecting MRSA/SA or lung cancer. The inability of our development stage products to be manufactured in contract manufacturing facilities or meet the demands of users in the field would harm our business and business prospects.

Test results may not be favorable.

Zenon has commenced testing on one of the proposed Sgenia Products based on the Sgenia Technology for use in detecting lung cancer.  The initial trial is expected to be completed during 2015 or early 2016.  No assurance can be given that the test will be completed in this time period; and no assurance can be given that the device will prove to detect lung cancer.  Additionally, we cannot yet predict whether or not our product will equal or be superior in comparison to current devices used to diagnose the presence of lung cancer in a patient.  The MRSA/SA device has been tested using a prototype on a very small scale, largely in a laboratory setting. From these tests we cannot yet conclude if the device will be efficacious on a larger scale. If the tests that are now being conducted are not completed or are not successful, then further research and development may have to be undertaken or the proposed product abandoned.  For further research and development, we will incur additional, unpredictable costs.  If the proposed product is abandoned, we will lose the value of our investment to date and we will have limited prospects.

The Sgenia Products will be subject to regulatory approval and monitoring as they are marketed, and there is no assurance that Sgenia and Zenon will be able to obtain the necessary licensing and we will be able to maintain that license.

For the Sgenia Products to be sold in the United States, unless they will qualify for an exception, will have to be licensed under of the Food and Drug Act and the regulations of the United States FDA. We believe licensing would be under the 510(k) process, but there is no assurance that the Sgenia Products will be able to qualify for this procedure; consequently they may have to be licensed under a more complicated regulatory regime.  The 510(k) process is one by which the efficacy of the product will be reviewed and verified, based on the underlying science and possible clinical testing.  There is no assurance that the necessary regulatory approval of the Sgenia Products will be obtained.  If obtained, the Company and its manufacturers will have to comply with various good manufacturing requirements, labeling and other regulation, both at the federal and state levels.  If not approved, the proposed products may have to be redesigned, if that is determined possible.  The Company expects that the regulatory requirements will cause a considerable expense and obstacle to having a marketable product, and may delay the anticipated launch of the product. Such delay may stretch into years.  Additionally, if the Company does not adhere to the legal requirements for the manufacture and marketing of the products, the regulatory approval may be terminated, and the Company may be subject to different kinds of penalties and sanctions.

The Company will have to comply with regulatory approval processes in other countries where it might want to sell the Sgenia Products. The European Union has a comprehensive approval process that is similar in scope and testing to that of the US, although in some respects it may be considered faster and more cost effective.  However, there may be changes to the current regulation which will increase the time period and compliance requirements for the CE mark, and correspondingly increase the cost of approval, manufacturing and marketing devices in the EU and other countries the adopt the CE mark for their markets.

Sgenia, Zenon and the Company do not have prior experience in seeking or obtaining regulatory approval in any jurisdiction for medical devices.  This lack of experience may prevent or make more expensive our obtaining any necessary regulatory approval.

Sgenia and Zenon, as well as ourselves, have not sought regulatory approval before the FDA or any other US or EU regulatory agency having authority over the development, testing, manufacturing or sale of medical devices. There is no assurance that we, ourselves, will be able to pursue regulatory approval or obtain the necessary licensing.  We may have to engage professionals to help or take over the regulatory process, which will add expense to our development costs, which we cannot estimate at this time.  We may not be able to fund this additional cost, in which case the development expense will be lost.

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

As the Company is a start-up, company, it has not yet launched any of its products at a commercial level. Until it has consistent, proven sales, there is uncertainty of the product acceptance in the intended markets and the ability of the Company to commercialize any of its products. Until then, the Company believes it will have to fund its operations from capital rather than revenues. If there are no, or only low levels of, product acceptance and sales, the Company will have to alter its business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require the Company to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for its products. The Company has limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. The Company's efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for the Company's products will not be limited, or that the Company's strategies will result in successful product commercialization or in initial or continued market acceptance for the Sgenia Products.

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

Not applicable.

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

There was no public trading in our common stock prior to August 22, 2014.

The following table shows the recorded high and low bid quotations of our common shares on the OTC Bulletin Board from August 22, 2014 to December 31, 2014, however, the trading activity is minimal and therefore the prices may not be meaningful of market value or a represent price at which an investor will pay for or realize on the sale of a share.

The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High ($)	Low ($)
October 1, 2014 – December 31, 2014	0.57	0.19
August 22, 2014 – September 30, 2014	0.39	0.25

On April 13, 2015, the price of the common shares was a high of $0.20 and a low of $0.18.

Holders

As of April 9, 2015, there were 49,614,797 shares of common stock issued and outstanding.  There are 27 shareholders of record of our common stock.

Dividends

We did not issue any cash dividends during our fiscal year ended December 31, 2014.  Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

On December 2, 2013, the Company completed a dividend of two additional shares for each outstanding share.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any securities issued or authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Not applicable

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

Plan of Operations

Our business plan is to develop devices to be used in hospitals and other medical care centers to detect MRSA/SA, lung cancer and other disease detection based on identification of biomarkers that can be detected by the Sgenia Technology.  Our principal activity for the next 18 months and thereafter will be funding the development of the Sgenia Products.  We had $4,423 in cash as of December 31, 2014.  Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

We anticipate that we will incur the following expenses over the twelve (12) month period in connection with the development of the Sgenia Products: (1) we will have to fund the future development expenses of Sgenia in the approximate amount of 709,253 euros, (2) payment of compensation to our officers, employees, and consultants of approximately $100,000, (3) legal, audit and reporting expenses of approximately $50,000, and (4) general working capital.  Additional expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development.

Results of Operations

We have not yet earned any revenues.  We anticipate that we will not earn revenues until such time as the Sgenia Products enter into commercial production.  We are presently in the development stage of our business and we can provide no assurance that we will successfully develop, manufacture and market the Sgenia Products.

Liquidity and Capital Resources

2014 and 2013

Our cash was $4,423 and $26,778 as of the December 31, 2014 and 2013, respectively. As of December 31, 2014, we had negative working capital of $105,940, compared to working capital of $80,130 as of December 31, 2013.  As of December 31, 2014, our current liabilities consisted  accounts payable of $17,418, accounts payable to a related party of $5,445, loan payable of $20,000, stock payable of 67,500, compared to, as of December 31, 2013, current liabilities consisting accounts payable of $23,345.   At December 31, 2014, we had an accumulated deficit of $1,160,825 compared to an accumulated deficit of $550,155 at December 31, 2013.

For the year ended December 31, 2014, net cash used in operating activities was $534,355. For the year ended December 31, 2013, net cash used in operating activities was $507,677.

For the years ended December 31, 2014 and 2013, the net cash used in investing activities was $0.

For the year ended December 31, 2014, net cash provided by financing activities was $512,000, which was derived from subscriptions of stock and loans. For the year ended December 31, 2013, net cash provided by financing activities was $534,355, which was derived from proceeds from advances and subscriptions of stock.  Future advances from these sources may not be available to us in the future.

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

Off Balance Sheet Arrangements

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) the Report of the Independent Registered Public Accounting Firm to the Company; (2) Balance Sheets; (3) Statements of Operations, (4) Statement of Stockholders’ Deficit; (5) Statements of Cash Flows, and  (6) Notes to Financial Statements.

ZENOSENSE, INC.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Zenosense, Inc.

We have audited the accompanying balance sheets of Zenosense, Inc. as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended.  The financial statements are the responsibility of Zenosense, Inc.’s management.Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenosense, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Zenosense, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, Zenosense, Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
April 14, 2015

ZENOSENSE, INC.
Balance Sheets

	December 31, 2014	December 31, 2013
Assets

Current assets
Cash	$4,423	$26,778
Prepaid expense	-	76,699
Total current assets	4,423	103,477

Total assets	$4,423	$103,477

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$17,418	$23,346
Accounts payable and accrued expenses – related party	5,445	-
Loan payable	20,000	-
Stock payable	67,500	-

Total current liabilities	110,363	23,347

Stockholders’ Equity (Deficit):
Common stock 500,000,000 shares authorized, $0.001 par value, 49,614,797 and 48,038,212 shares issued and outstanding, respectively	49,615	48,038
Additional paid in capital	1,005,270	582,247
Accumulated deficit	(1,160,825)	(550,155)
Total stockholders’ equity (deficit)	(105,940)	80,130
Total liabilities and stockholders’ equity (deficit)	$4,423	$103,477

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statements of Operations

	Year ended December 31, 2014	Year ended December 31, 2013

Revenues	$-	$-

Expenses
Research and development	440,823	296,749
General and administrative	169,579	151,177
Total expenses	610,402	477,926

Loss from operations	(610,402)	(477,926)

Other expense
Interest expense	(268)	(84)
Total other expense	(268)	(84)

Net loss	$(610,670)	$(448,010)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	48,825,572	86,899,164

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statement of Stockholders’ Deficit

	Common Stock		Additional Paid in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2012	30,000,000	$30,000	$(15,000)	$(102,145)	$(87,145)
Common stock surrendered as a capital contribution	(43,500,000)	(43,500)	43,500	-	-
Common stock issued for debt conversion	1,163,212	1,163	464,122	-	465,285
Common stock issued for cash	375,000	375	149,625	-	150,000
Net loss	-	-	-	(424,848)	(448,010)
Balance at December 31, 2013	48,038,212	$48,038	$582,247	$(550,155)	$80,130
Common stock issued for debt conversion	65,500	66	13,034	-	13,100
Common stock issued for cash	1,511,085	1,511	409,989	-	411,500
Net loss	-	-	-	(610,670)	(610,670)

Balance at December 31, 2014	49,614,797	$49,615	$1,005,270	$(1,160,825)	$(105,940)

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statement of Cash Flows

	Year ended December 31, 2014	Year ended December 31, 2013

Operating Activities
Net loss	$(610,670)	$(448,010)

Adjustment to reconcile to net loss to net cash used in operating activities:
Changes in balances of assets and liabilities:
Prepaid expense	76,699	(76,699)
Accounts payable and accrued expenses	(5,389)	17,032
Accounts payable and accrued expenses – related party	5,005	-
Cash used in operating activities	(534,355)	(507,677)

Financing activities
Proceeds from loan from third party	20,000	384,455
Proceeds from debt conversion	13,000	-
Proceeds from sales of common stock	479,000	150,000
Cash provided by financing activities	512,000	534,455

Net increase (decrease) in cash	(22,355)	26,778

Cash, beginning of period	26,778	-

Cash, end of period	$4,423	$26,778

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Conversion of note payable and accrued interest to common stock	$13,100	$-
Common stock issued in exchange of third party advances	$-	$465,285
Common stock dividend	$-	$60,000
Common stock surrendered as capital contribution	$-	$43,500

See accompanying notes to the financial statements

ZENOSENSE, INC.
Notes to the Financial Statements

1.	Nature of operations

Zenosense, Inc. was incorporated under the laws of the State of Nevada on August 11, 2008 for the purpose of acquiring and developing mineral properties. The Company's mineral rights agreement was terminated on May 15, 2013, and as a result, the Company was no longer a pre-exloration stage company.

On October 1, 2013, because the Company had abandoned its mineral properties development business plan, it accordingly has reclassified the mineral development component of operations as discontinued operations

On November 22, 2013, the Company filed a certificate of amendment to with the State of Nevada and (1) changed its name from Braeden Valley Mines, Inc. to Zenosense, Inc. and (2) effected an increase in the Company’s authorized shares from 50,000,000 to 500,000,000, with par value of $0.001 per share.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2014, the Company had not yet achieved profitable operations, had accumulated losses of $1,160,825 since its inception, had a working capital deficit of $105,940 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

ZENOSENSE, INC.
Notes to the Financial Statements

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

Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2014, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently Adopted Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The Company has limited operations and is considered to be in the development stage. During the year ended December 31 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this Update allows the Company to remove the inception-to-date information and all references to development stage.

ZENOSENSE, INC.
Notes to the Financial Statements

4.	Loan payable

On December 2, 2014, the Company received $20,000 pursuant to a promissory note from a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At December 31, 2014, the Company accrued interest of $79 in connection with the promissory note.

5.    Common stock

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

During December 2013, the Company issued a stock dividend of 60,000,000 common stock shares (a 3 for 1 stock split effected in the form of a stock dividend for existing shareholders). The information contained herein gives retroactive effect to the stock split for all periods presented. At December 31, 2013 the Company had 48,038,212 shares of common stock outstanding.

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

On July 28, 2014, the loan from a third party investor, in the principal amount of $13,000, and the accrued interest of $100 was converted into 65,500 shares of our common stock. The shares were issued as restricted stock, pursuant to an exemption from registration under the federal securities laws.

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase installments were made in August and September.  Each installment was for 337,500 shares at a purchase price of $67,500 per installment. The shares when issued are pursuant to an exemption from registration under the federal securities laws. On November 11, 2014 the Company received $67,500 for 337,500 shares of common stock, as of December 31, 2014 the shares have not been issued.

ZENOSENSE, INC.
Notes to the Financial Statements

6. Commitments

In December 4, 2013, the Company entered into the License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, “Sgenia”) for the development of an MRSA/SA detection device and cancer detective device and other improvements and variations to the devices (the “Sgenia Products”), to be based on the Sgenia sensory technology. Pursuant to the License Agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The Company entered into amendments (the “Amendments”) to the License Agreement to modify and extend the Sgenia Products to include a lung cancer product and change the product development schedule and the research funding budget to accommodate the additional lung cancer product as well as the continuation of the development of the MRSA product. Additionally, the development stage objectives and milestones were modified to reflect the current state of development of each of the Sgenia Products.

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

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, the current revised and approved aggregate budget for research and development of the Sgenia Products is  $1,410,940, of which $737,572 has been advanced (including the amounts advanced under the prior budget) as of December 31, 2014.  The Company is currently committed to advancing approximately EUR700,000 for research and development under the revised and approved budget, subject to Sgenia meeting certain milestones.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

7. Income taxes

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

At December 31, 2014 and 2013, the Company had net operating loss carryforwards of $1,160,825 and $550,155, respectively. The related deferred tax assets of approximately $406,289 and $187,100, respectively, have been fully offset by a valuation allowance.

8. Related party

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain his services as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the year ended December 31, 2014, the Company recorded $75,395 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of December 31, 2014, the Company owes Mr. Gil $5,445.  No additional compensation based on net sales has been earned to date.

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

During the Company’s fiscal years ended December 31, 2012 and 2013 and through January 23, 2014, neither the Company nor anyone acting on its behalf consulted with GBH regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that GBH concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K.

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

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, the sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act were ineffective as of the end of the period covered by this annual report.

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

Our management, with the participation of the Chief Executive Officer, the sole officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2014, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2014. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about our current Executive Officers and Directors is as follows:

Name	Age	Position
Carlos Jose Gil	45	Chief Executive Officer, Director

At present, we have one Executive Officer and one person on our Board of Directors.  Our Bylaws provide for a Board of Directors ranging from one to twelve members, with the exact number to be specified by the board. Our directors do not have length of term of office requirements or limitations and will hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified.  The Board of Directors appoints our officers.  Officers will hold office until the next annual meeting of our Board of Directors following their appointment and until their successors have been appointed and qualified.

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

None.

Compliance with Section 16(a) of the Securities Exchange Act

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

During the fiscal year ended December 31, 2014, Mr. Carlos Jose Gil was subject to Section (16)(a) compliance.  Mr. Gill has filed the required reports on Forms 3 and 4.

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

We are not required to have and we do not have any other committees of the board of directors, such as  compensation or nomination committees.  The functions of these types of committees are currently carried out by the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer and our Principal Financial Officer (“PFO”) during the past completed fiscal years of 2013 and 2014.

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Total
Carlos Jose Gil	2014	$75,395	$-0-	$75,395
	2013	$14,194	$-0-	$14,194
Braulio Alejandro Vasquez (1)	2014	$-0-	$-0-	$-0-
	2013	$-0-	$-0-	$-0-
Ron Erickson (2)	2013	$-0-	$-0-	$-0-

(1)           Mr. Vasquez resigned as a director as of February 27, 2014, and as an officer as of December 7, 2013.
(2)           Mr. Erickson resigned as of July 5, 2013.

On December 5, 2013, the Company has entered into a service agreement with Mr. Carlos Jose Gil, under which it will obtain the services of Mr. Carlos Jose Gil as the Chief Executive Officer of the Company, through his consulting firm, Ksego Engineering S.L.  Mr. Gil will be compensated with a monthly base amount of 4,500 Euros, and will be provided with additional cash compensation equal to 10% of the net sales generated from the sales of the Company of the products licensed under the License Agreement, based on the same definition of “net sales” in the License Agreement.  The employment arrangement is for a period of one year, which is automatically extended on a month to month basis, unless advance notice is given to not extend the agreement.  Mr. Gil may terminate the agreement on three months’ notice and the Company may terminate the agreement on one months’ notice.  Mr. Gil will spend a majority of his time on the business affairs of the Company, but there is no specified number of days or hours to be so expended, and Mr. Gil has the right to pursue other business activities directly or through his consulting firm, Ksego Engineering S.L.  The agreement contains standard provisions to terminate for cause and disability and reimbursement for expenses.

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

During the year ended December 31, 2014, we paid our sole officer, Mr. Carlos Jose Gil, $75,395 for services during 2014.  During the year ended December 31, 2013, we paid our sole officer, Mr. Carlos Jose Gil, $22,098 for services during 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of  April 9, 2015, for:

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

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1)	Percentage of Beneficial Ownership (1)
Carlos Jose Gil, CEO and Director (2)	-0-	-0-
All officers and directors (1 person)	-0-	-0-

(1)	This table is based on 49,615,297 shares of common stock issued and outstanding as of the date indicated above.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2014 and December 31, 2013, was $8,000 and $9,000.

The aggregate fees billed by our prior auditor, Goldman Accounting Services CPA, PLLC during the year ended December 31, 2013, for professional services rendered for the review of our financial statements included in our annual financial statements and for the reviews of the financial statements included in our Quarterly Report on Form 10-Q was $5,100.

Audit Related Fees.

We incurred $0 and $0 to our auditors for audit related fees during the fiscal years ended December 31, 2014 and 2013.

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
10.7*
Amendment No. 2 to Development and Exclusive License Agreement, dated April 28, 2014 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 2, 2014)

10.8*
Amendment No. 3 to Development and Exclusive License Agreement, dated July 21, 2014 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on July 24, 2014)

23.1**	Consent from GBH CPAs, PC
31.1**	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Instance Document**
EX-101.SCH	Taxonomy Extension Schema**
EX-101.CAL	Taxonomy Extension Calculation Linkbase**
EX-101.DEF	Taxonomy Extension Definition Linkbase**
EX-101.LAB	Taxonomy Extension Label Linkbase**
EX-101.PRE	Taxonomy Extension Presentation Linkbase**

*           Previously filed.
**           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

ZENOSENSE, INC.

Date: April 14, 2015	By:	/s/Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer, Chief Accounting/Financial Officer, and Sole Director