Form 10-Q
period 2015-03-31
ZENOSENSE, INC.
filed 2015-05-18
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,614,797 common shares issued and outstanding as of May 12, 2015

ZENOSENSE, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ZENOSENSE, INC.
Balance Sheets
(unaudited)

	March 31, 2015	December 31, 2014
Assets

Current assets
Cash	$5,338	$4,423
Total assets	$5,338	$4,423

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$29,163	$17,418
Accounts payable and accrued expenses – related party	15,063	5,445
Loan payable	40,000	20,000
Stock payable	67,500	67,500

Total current liabilities	151,726	110,363

Stockholders’ Deficit:
Common stock 500,000,000 shares authorized, $0.001 par value, 49,614,797 shares issued and outstanding	49,615	49,615
Additional paid in capital	1,005,270	1,005,270
Accumulated deficit	(1,201,273)	(1,160,825)
Total stockholders’ deficit	(146,388)	(105,940)
Total liabilities and stockholders’ deficit	$5,338	$4,423

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three Months Ended March 31, 2015 and 2014
(unaudited)

	March 31, 2015	March 31, 2014

Expenses
Research and development	$-	$230,097
General and administrative	40,014	50,919
Total expenses	40,014	281,016

Loss from operations	(40,014)	(281,016)

Other expense
Interest expense	(434)	(21)
Total other expense	(434)	(21)

Net loss	$(40,448)	$(281,037)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	49,614,797	48,297,035

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014.

	March 31, 2015	March 31, 2014

Operating Activities
Net loss	$(40,448)	$(281,037)

Adjustment to reconcile to net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	-	76,699
Accounts payable and accrued expenses	11,745	3,604
Accounts payable and accrued expenses – related party	9,618	-
Cash used in operating activities	(19,085)	(200,734)

Financing activities
Proceeds from third party loan	20,000	-
Proceeds from sales of common stock	-	180,000
Cash provided by financing activities	20,000	180,000

Net increase (decrease) in cash	915	(20,734)
Cash, beginning of period	4,423	26,778

Cash, end of period	$5,338	$6,044

See accompanying notes to the unaudited financial statements.

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

Effective December 4, 2013, the Company entered into a development and exclusive license agreement (“License Agreement”) whereby the Company will provide a third party with capital for the development of the sensory   technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and other improvements and variations to the products (the “Sgenia Products”) to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement was modified in April 2014 and July 2014 to extend it to cancer sensory products and to modify and extend the development schedule and change the research funding budget to accommodate a lung cancer product as well as the MRSA/SA product.

2.           Basis of presentation

The accompanying unaudited interim consolidated financial statements of Zenosense, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the year ending December 31, 2014 filed with the SEC on April 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2014, as reported on Form 10-K, have been omitted.

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $1,201,273 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2015, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

5.           Loans Payable

On December 2, 2014, the Company received $20,000 pursuant to a promissory note from a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At March 31, 2015, the Company accrued interest of $346 in connection with this promissory note.

On March 12, 2015, the Company received $20,000 pursuant to a promissory note from the same third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At March 31, 2015, the Company accrued interest of $88 in connection with this promissory note.

6.           Commitments

In December 4, 2013, the Company entered into the License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, “Sgenia”) for the development of the Sgenia Products, to be based on the Sgenia sensory technology.  Pursuant to the License Agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The Company entered into three amendments (the “Amendments”) to the License Agreement to modify and extend the Sgenia Products to include a lung cancer product and change the product development schedule and the research funding budget to accommodate the additional lung cancer product as well as the continuation of the development of the MRSA product. Additionally, the development stage objectives and milestones were modified to reflect the current state of development of each of the Sgenia Products.

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

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, the current revised and approved aggregate budget for research and development of the Sgenia Products is $1,410,940, of which $737,572 has been advanced (including the amounts advanced under the prior budget) as of March 31, 2015. We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding  The Company is currently committed to advancing approximately EUR700,000 for research and development under the revised and approved budget, subject to Sgenia meeting certain milestones.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

7.           Related Party

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company obtains his services as the Chief Executive Officer of the Company.  The agreement is now on a month-to-month basis.  Mr. Gil receives a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the three months ended March 31, 2015 and 2014, the Company recorded $14,500 and $21,682 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil, respectively. As of March 31, 2015, the Company owes Mr. Gil $15,063.  No additional compensation based on net sales has been earned to date.

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

As used in this quarterly report, the terms “we,” “us,” “our,” “our company” and “Zenosense” mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries.

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

In the summer of 2013, we started to look for other business opportunities.  We became interested in sensory technology devices for use in hospitals and health care environments.  During the latter part of the year, we began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”), and in December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. (“Sgenia”) and its subsidiaries Sgenia Soluciones, S.L. (“Sgenia Subsidiary”) and ZENON Biosystem, S.L. (“Zenon”), all of which were formed under the laws of Spain. The products currently being developed under the License Agreement include one to be used in the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) in the healthcare environment and another to be used to detect lung cancer in patients.  Under the terms of the License Agreement, we will provide Zenon with capital for the development of the devices that utilizes the Sgenia Technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, formulate, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.  The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology.

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

To fund our obligations under the License Agreement, we have sold shares of common stock on a private placement basis and converted funds advanced to the Company from a third party loan into common shares of the Company.  Since the end of our previous year, we have received an aggregate of $20,000 which has been used to pay our financial obligations and for working capital.

As a result of the change of our corporate name to Zenosense, Inc., the trading symbol of the company changed to “ZENO.”

Plan of Operation

Our business plan is to develop devices to be used in hospitals and other medical care centers to detect MRSA/SA and the signs of lung cancer, and to fund the medical trials of those medical devices.  Our principal activity since December 2013 and for the next 12 months and thereafter will be funding the development of the Sgenia Products.  At March 31, 2015, we had working capital deficit of $151,726.  Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

We anticipate that we will incur the following known expenses over the twelve (12) month period in connection with the development of the Sgenia Products: (1) we will have to fund the future development expenses of Sgenia in the approximate amount of 709,253 euros, (2) payment of compensation to our officers, employees, and consultants of approximately $100,000, (3) legal, audit and reporting expenses of approximately $50,000, and (4) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development.

We are reviewing with Sgenia the development schedule and funding requirements for the initial products and requirements to develop the cancer sensory devices, and we currently anticipate a lengthening of the developmental schedule for these products and a revision of the budget requirements.

Liquidity and Capital Resources

As of March 31, 2015 and December 31, 2014, our total assets were $5,338 and $4,423, respectively, and our total current liabilities were $151,726 and $110,363, respectively.  As of March 31, 2015, we had a working capital deficit of $146,388. Our financial statements report a net loss of $40,448 for the three months ended March 31, 2015.

We have had recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Our financial statements reflect that there is a going concern qualification.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2014, which are included in our Form 10-K, filed on April 14, 2015.

Three Months Ended March 31, 2015 and 2014

Operating Expenses

Our operating expenses for the three months ended March 31, 2015 and March 31, 2014 are outlined in the table below:

	Three Months Ended
	March 31,
	2014	2015
Research and development expenses	$230,097	$-
General and administrative expenses	$50,919	$40,014

The decrease in research and development expenses is due to no development funds being due under the Company’s License Agreement with Sgenia signed in December 2013, as amended, the Company having already provided during 2014 all funds required to fund Stage One. This Stage is ongoing and has not yet been completed.

General and administrative expenses have decreased as a result of decreased consulting services and a decrease in our legal and accounting fees.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

	Three Months Ended	Three Months Ended
Cash Flows	March 31, 2014	March 31, 2015
Net Cash Used in Operating Activities	$(200,734)	$(19,085)
Net Cash Provided by Financing Activities	$180,000	$20,000
Cash increase (decrease) during the period	$(20,734)	$915

We had cash of $5,338 and $4,423 as of March 31, 2015 and December 31, 2014, respectively. We had a working capital deficit of $146,388 as of March 31, 2015 compared to working capital of $105,940 as of December 31, 2014.

We used cash in operations of $19,085 during the three months ended March 31, 2015, principally for funding our corporate obligations and SEC reporting.  We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.  During the three months ended March 31, 2014, cash used in operations of $200,734, mainly due to payments to Sgenia to conduct research and development activities on behalf of the Company.

We received $20,000 of cash proceeds from a loan during the three months ended March 31, 2015.  During the three months ended March 31, 2014, we received $180,000 of cash proceeds from the sale of the Company’s common stock.

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

Since inception, we have issued 49,614,797 shares of our common stock.

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

ITEM 3.                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4                      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015, and was not effective during the entire quarter ended March 31, 2015 because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                      LEGAL PROCEEDINGS

None.

ITEM 1A                   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 14, 2014.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4                      MINE SAFETY DISCLOSURES

N/A

ITEM 5                      OTHER INFORMATION

None.

ITEM 6                       EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

ZENOSENSE, INC.

Date: May 18, 2015	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)