Form 10-Q
period 2015-06-30
ZENOSENSE, INC.
filed 2015-08-14
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,614,797 common shares issued and outstanding as of August 13, 2015

ZENOSENSE, INC.

ZENOSENSE, INC.

FINANCIAL STATEMENTS

For the Periods Ended June 30, 2015 and 2014

ZENOSENSE, INC.
Balance Sheets
(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current Assets
Cash	$629	$4,423
Prepaid expenses	9,167	-
Total assets	$9,796	$4,423

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expense	$41,374	$17,418
Accounts payable and accrued expense – related party	28,103	5,445
Loan payable	50,000	20,000
Stock payable	67,500	67,500
Total current liabilities	186,977	110,363

Stockholders’ Deficit:
Common stock 50,000,000 common stock authorized, $0.001 par value, issued and outstanding 49,614,697 and 49,614,697 respectively	49,615	49,615
Additional paid in capital	1,005,270	1,005,270
Accumulated deficit	(1,232,066)	(1,160,825)
Total stockholders’ deficit	(177,181)	(105,490)
Total liabilities and stockholders’ deficit	$9,796	$4,423

See accompanying notes to the unaudited financial statements

ZENOSENSE, INC.
Statements of Operations
For the Three and Six Months Ended June 30, 2015 and 2014
(unaudited)

	Three Months ended June 30, 2015	Three Months ended June 30, 2014	Six Months ended June 30, 2015		Six Months ended June 30, 2014

Expense
Research and development	$-	$75,515		$-	$230,097
General and administrative	30,227	36,543		70,241	87,462
Total expenses	30,227	112,058		70,241	317,559

Loss from operations	(30,227)	(112,058)		(70,241)	(317,559)

Other expense
Interest expense	(566)	(69)		(1,000)	(90)
Total other expense	(566)	(69)		(1,000)	(90)

Net loss	$(30,793)	$(112,127)	$	(71,241)	$(317,649)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	49,614,797	48,506,427		49,614,797	48,404,897

See accompanying notes to the unaudited financial statements

ZENOSENSE, INC.
 Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014
(Unaudited)

	June 30, 2015	June 30, 2014

Operating Activities
Net loss	$(71,241)	$(317,649)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(9,167)	76,699
Accounts payable and accrued expense	23,956	(7,630)
Accounts payable and accrued expense – related party	22,658	6,161
Cash used in operating activities	(33,794)	(242,419)

Financing activities
Proceeds from third party loan	30,000	-
Proceeds from sales of common stock	-	205,000
Proceeds from note payable	-	13,000
Cash provided by financing activities	30,000	218,000

Net decrease in cash	(3,794)	(24,419)

Cash, beginning of period	4,423	26,778

Cash, end of period	$629	$2,359

Supplemental cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the condensed financial statements

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

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $1,232,066 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

3.           Going Concern - continued

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

4.           Summary of Significant Accounting Policies – continued

Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2015, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

5.           Loans Payable

On December 2, 2014, the Company received $20,000 pursuant to a promissory note from a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At June 30, 2015, the Company accrued interest of $579 in connection with the promissory note.

On March 12, 2015, the Company received $20,000 pursuant to a promissory note from a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At June 30, 2015, the Company accrued interest of $337 in connection with the promissory note.

On May 22, 2015, the Company received $10,000 pursuant to a promissory note from a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At June 30, 2015, the Company accrued interest of $53 in connection with the promissory note.

6.           Common Stock

Zenosense’s authorized capital consists of 500,000,000 shares of common stock, with par value of $0.001.

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company’s common stock, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase installments were made in August and September.  Each installment was for 337,500 shares at a purchase price of $67,500 per installment. The shares when issued are pursuant to an exemption from registration under the federal securities laws.  On November 11, 2014 the Company received the final installment due under the Securities Purchase Agreement of $67,500 for 337,500 shares of common stock, and as of June 30, 2015 the shares have not been issued.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

7.           Commitments

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

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, the current revised and approved aggregate budget for research and development of the Sgenia Products is $1,410,940, of which $737,572 has been advanced (including the amounts advanced under the prior budget) as of June 30, 2015.  The Company is currently committed to advancing approximately EUR700,000 for research and development under the revised and approved budget, subject to Sgenia meeting certain milestones.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

8.           Related Party Transactions

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company obtains his services as the Chief Executive Officer of the Company.  The agreement is now on a month-to-month basis.  Mr. Gil receives a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the six months ended June 30, 2015, the Company recorded $29,493 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of June 30, 2015, the Company owes Mr. Gil $28,103.  No additional compensation based on net sales has been earned to date.

9.           Subsequent Events

On July 11, 2015, the Company received $60,000 pursuant to a promissory note from a third party. The note is unsecured, bears interest at 5% per annum and is due on demand.

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

To fund our obligations under the License Agreement, we have sold shares of common stock on a private placement basis and converted funds advanced to the Company into common shares of the Company.  To date, we have received an aggregate of $30,000 which has been used to pay our financial obligations and for working capital.

As a result of the change of our corporate name to Zenosense, Inc., the trading symbol of the company changed to “ZENO.”

Plan of Operation

Our business plan is to develop devices to be used in hospitals and other medical care centers to detect MRSA/SA and the signs of lung cancer, and to fund the medical trials of those medical devices.  Our principal activity since December 2013 has been funding the development of the Sgenia Products.  At June 30, 2015, we had working capital deficit of $177,181.  Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Liquidity and Capital Resources

As of June 30, 2015, and December 31, 2014, our total assets were $9,796 and $4,423, respectively, and our total current liabilities were $186,977 and $110,363 respectively.  As of June 30, 2015, we had a working capital deficit of $177,181.  Our financial statements report a net loss of $30,793 for the three months ended June 30, 2015.

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

Three Months Ended June 30, 2015 and 2014

Operating Expenses

Our operating expenses for the three months ended June 30, 2015 and June 30, 2014 are outlined in the table below:

	Three Months Ended
	June 30
	2015	2014
Research and development expenses	$-	$75,515
General and administrative expenses	$30,227	$36,543

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

	Three Months Ended	Three Months Ended
Cash Flows	June 30, 2015	June 30, 2014
Net Cash Used in Operating Activities	$(14,709)	$(41,685)
Net Cash Provided by Financing Activities	$10,000	$38,000
Cash increase (decrease) during the period	$(4,709)	$(3,685)

We had cash of $629 and $4,423 as of June 30, 2015 and December 31, 2014, respectively. We had a working capital deficit of $177,181 as of June 30, 2015, compared to working capital deficit of $105,490 as of December 31, 2014.

We used cash in operations of $14,709 during the three months ended June 30, 2015, principally for funding our corporate obligations and SEC reporting.  We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.  During the three months ended June 30, 2014, cash used in operations of $41,685, mainly due to payments to Sgenia to conduct research and development activities on behalf of the Company.

We received $10,000 of cash proceeds from a loan during the three months ended June 30, 2015.  During the three months ended June 30, 2014, we received cash advances of $38,000 of cash proceeds from the sale of the Company’s common stock.

Six Months Ended June 30, 2015 and 2014

Operating Expenses

Our operating expenses for the six months ended June 30, 2015, and June 30, 2014, are outlined in the table below:

	Six Months Ended
	June 30
	2015	2014
Research and development expenses	$-	$230,097
General and administrative expenses	$70,241	$87,462

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

	Six Months Ended	Six Months Ended
Cash Flows	June 30, 2015	June 30, 2014
Net Cash Used in Operating Activities	$(33,794)	$(242,419)
Net Cash Provided by Financing Activities	$30,000	$218,000
Cash increase (decrease) during the period	$(3,794)	$(24,419)

We had cash of $629 and $4,423 as of June 30, 2015 and December 31, 2014, respectively. We had a working capital deficit of $177,181 as of June 30, 2015, compared to working capital deficit of $105,490 as of December 31, 2014.

We used cash in operations of $33,794 during the six months ended June 30, 2015, principally for funding our corporate obligations and SEC reporting.  We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.  During the six months ended June 30, 2014, cash used in operations of $242,419, mainly due to payments to Sgenia to conduct research and development activities on behalf of the Company.

We received $10,000 of cash proceeds from a loan during the three months ended June 30, 2015.  During the six months ended June 30, 2014, we received cash advances of $13,000 from a third party and $205,000 of cash proceeds from the sale of the Company’s common stock.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4                       CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of June 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3                       DEFAULTS UPON SENIOR SECURITIES

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

ZENOSENSE, INC.

Date: August 14, 2015	By:	/s/Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)