Form 10-Q
period 2015-09-30
ZENOSENSE, INC.
filed 2016-05-13
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes []       No [ X  ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes []       No [  X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,615,297 common shares issued and outstanding as of May 10, 2016

ZENOSENSE, INC.

PART 1 - FINANCIAL INFORMATION

ITEM 1                       FINANCIAL STATEMENTS

ZENOSENSE, INC.

FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

ZENOSENSE, INC.
Balance Sheets
(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current Assets
Cash	$1,953	$4,423
Prepaid expense	6,667	-
Total assets	$8,620	$4,423

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expense	$36,795	$17,418
Accounts payable and accrued expense – related party	35,040	5,445
Loans payable	110,000	20,000
Stock payable	67,500	67,500
Total current liabilities	249,335	110,363

Stockholders’ Deficit
Common stock 500,000,000 authorized, $0.001 par value, Shares issued and outstanding 49,615,297	49,615	49,615
Additional paid in capital	1,005,270	1,005,270
Accumulated deficit	(1,295,600)	(1,160,825)
Total stockholders’ deficit	(240,715)	(105,490)
Total Liabilities and Stockholders’ deficit	$8,620	$4,423

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014
(Unaudited)
	Three Months ended September 30, 2015	Three Months ended September 30, 2014	Nine Months ended September 30, 2015		Nine Months ended September 30, 2014

Revenues	$-	$-		$-	$-

Expenses
Research and development expense	32,215	$52,681		$32,215	$282,778
General and administrative expense	30,003	45,734		100,243	133,196
Total expenses	62,218	98,415		132,458	415,974

Loss from operations	(62,218)	(98,415)		(132,458)	(415,974)

Other expense
Interest expense	(1,317)	(73)		(2,317)	(163)
Total other expense	(1,317)	(73)		(2,317)	(163)
Net loss	$(63,535)	$(98,488)	$	(134,775)	$(416,137)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)		$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	49,615,297	48,814,474		49,615,297	48,544,011

See accompanying notes to the unaudited financial statements.

ZENOSENSE, INC.
 Statements of Cash Flows
For the Nine Months Ended September 30, 2015 and 2014
(Unaudited)

	September 30, 2015	September 30, 2014

Operating Activities
Net loss	$(134,775)	$(416,137)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(6,667)	76,699
Accounts payable and accrued expense	19,377	(9,471)
Accounts payable and accrued expense – related party	29,595	5,871
Cash used in operating activities	(92,470)	(343,038)

Financing activities
Proceeds from third party loan	90,000	-
Proceeds from sales of common stock	-	411,500
Proceeds from note payable	-	13,000
Cash provided by financing activities	90,000	424,500

Net decrease in cash	(2,470)	81,462

Cash, beginning of period	4,423	26,778

Cash, end of period	$1,953	$108,240

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Conversion of notes payable and accrued interest into common stock	$-	$13,100

See accompanying notes to the condensed financial statements.

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

On November 22, 2013, the Company filed a certificate of amendment with the State of Nevada and (1) changed its name from “Braeden Valley Mines, Inc.” to “Zenosense, Inc.” and (2) effected an increase in the Company’s authorized shares from 50,000,000 to 500,000,000, with par value of $0.001 per share.

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

2.           Basis of presentation

The accompanying unaudited interim consolidated financial statements of Zenosense, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 14, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2014, as reported on Form 10-K, have been omitted.

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $1,295,600 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2015, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

5.           Loans Payable

On December 1, 2014, the Company received $20,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At September 30, 2015, the Company had accrued interest of $827 in connection with the promissory note.

On February 27, 2015, the Company received $20,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At September 30, 2015, the Company had accrued interest of $589 in connection with the promissory note.

On May 22, 2015, the Company received $10,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At September 30, 2015, the Company had accrued interest of $173 in connection with the promissory note.

On July 11, 2015, the Company received $60,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At September 30, 2015, the Company had accrued interest of $666 in connection with the promissory note.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)
6.           Common Stock

Zenosense’s authorized capital consists of 500,000,000 shares of common stock, with par value of $0.001.

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company’s common stock, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase installments were made in August and September.  Each installment was for 337,500 shares at a purchase price of $67,500 per installment. The shares when issued are pursuant to an exemption from registration under the federal securities laws.  On November 11, 2014, the Company received the final installment due under the Securities Purchase Agreement of $67,500 for 337,500 shares of common stock, and as of September 30, 2015 the shares in connection with the final investment have not been issued.

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

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, at the date of this report, the revised and approved budget is approximately $1,142,143, of which $769,787 has been advanced (including the amount advanced under the prior budget) as of September 30, 2015. The Company is currently committed to advancing approximately EUR656,000, for research and development under the revised and approved budget, and subject to Sgenia meeting certain milestones. Some of the milestones have not been met as of September 30, 2015.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

8.           Related Party Transactions

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company obtains his services as the Chief Executive Officer of the Company.  The agreement is now on a month-to-month basis.  Mr. Gil receives a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the nine months ended September 30, 2015, the Company recorded $44,493 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of September 30, 2015, the Company owes Mr. Gil $35,040.  No additional compensation based on net sales has been earned to date.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)
9.           Subsequent Events

On November 2, 2015, the four notes owed by the Company were assigned by the original investor to a new party, which notes (the “Notes”) represent a total of $110,000 plus accrued interest.  The Notes bear interest of 5% and are due on demand. On March 29, 2016, the current note holder gave notice that it demanded repayment of all principal amounts and accrued interest outstanding, due within 90 days of the demand notice. The Company has not paid the amount due under the Notes, as of the date of the report.

On April 20, 2016 (the “Issue Date”), the investor holding the Notes agreed to a further loan of $40,000 to assist the Company to meet its immediate liabilities, to carry out compliance work to become current in its filing obligations under the Securities Act of 1934 and to continue to seek funding for its operations in an amount that would allow the Company’s business to continue, including funding the product development under the license with Sgenia, and make repayment of  the loans listed in Note 5. The notice given on March 29, 2016 remains in place. The further loan was made under a Securities Purchase Agreement (the “Agreement”) which closed on April 26, 2016 (the “Closing”). Pursuant to the Agreement and upon the Closing, the Company issued a convertible note (the “Note”) in a principal amount of $40,000.  The Note bears a 5% interest per annum and is due on April 19, 2018.  The Note may be prepaid at any time beginning at the date of the Note was issued and ending 90 days after the Issue Date.

Starting from September 20, 2016, the Note can be convertible into shares of common stock of the Company, at the discretion of the holder, at a price of $0.001 per share. The Company has reserved 40,000,000 shares of Common Stock issuable upon the Conversion.

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

Plan of Operation

Our business plan is to develop devices to be used in hospitals and other medical care centers to detect MRSA/SA and the signs of lung cancer, and to fund the medical trials of those medical devices.  Our principal activity since December 2013 has been funding the development of the Sgenia Products.  At September 30, 2015, we had working capital deficit of $171,181. Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

Assuming that we are able  to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve (12) month period following funding in connection with the development of the Sgenia Products: (1) we will have to fund the future development expenses of Sgenia in the approximate amount of 656,000 euros, (2) payment of compensation to our officers, employees, and consultants of approximately $100,000, (3) legal, audit and reporting expenses of approximately $50,000, and (4) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

In light of our current inability to fund our operations and fund the Sgenia license and the fact that the Sgenia research is delayed, we reviewed with Sgenia the development schedule and funding requirements for the initial products and requirements to develop the cancer sensory devices, and have agreed in principle to an alternative development schedule which would result in the lengthening of the developmental schedule for these products and an increase of the budget requirements. The schedule and funding will be finalized once we have obtained sufficient funding, for which we cannot give any assurance that we will be able to obtain. We have been attempting to secure the necessary funding to continue either the existing development schedule and corresponding budget or the alternative development schedule. We have engaged with a number of interested parties, however, to date, we have not been successful in securing the requisite funding.

Liquidity and Capital Resources

As of September 2015 and December 31, 2014, our total assets were $8,620 and $4,423, respectively, and our total current liabilities were $249,335 and $110,363, respectively.  As of September 30, 2015, we had a working capital deficit of $240,715.  Our financial statements report a net loss of $134,775 for the nine months ended September 30, 2015.

We have had recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Our financial statements reflect that there is a going concern qualification.

Currently, we have only limited cash and similar assets, which do not allow us to continue with the funding obligations of the license with Sgenia.  The license agreement has not been declared in default. Further funding of the development project is not yet due as Sgenia has not completed the current stage of development terms.

As noted in our financial statements, we have received notice of default on a note for $110,000 in principle amount, plus interest. Currently we do not have the ability to repay this note.  We have, however, received an additional $40,000 from the investor holding the Notes as of April 26, 2016, which was invested after the investor declared the default.  Under the notice and default provision we have until the end of June to make payment on the Notes declared in default. We have been in negotiations with the holder of the Notes concerning the default to reach an agreement other than payment at this time.  If however we fail to reach an agreement and the default is enforced, we may have to cease operations, seek bankruptcy protection or enter into negotiations for a solution that would resolve the default. Any negotiated resolution of the default could be disadvantageous to the Company.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2014, which are included in our Form 10-K, filed on April 14, 2015.

Three Months Ended September 30, 2015 and 2014

Our operating results for the three months ended September 30, 2015 and for the three months ended September 30, 2014 are summarized as follows:
	Three Months Ended September 30
	2015	2014
Revenue	-	-
Operating Expenses	$62,218	$98,415
Net (Loss)	$(63,535)	$(98,488)

Operating Expenses

Our operating expenses for the three months ended September 30, 2015 and 2014 are outlined in the table below:

	Three Months Ended
	September 30
	2015	2014
Research and development expenses	$32,215	$52,681
General and administrative expenses	$30,003	$45,734

The decrease in research and development expenses is due to the Company having to minimize the development funding made available to Sgenia under the Company’s License Agreement with Sgenia signed in December 2013, as amended, due to lack of available funds and delays in the product development. Monies provided to Sgenia in the three months ended September 30, 2015 were provided to maintain the development project, assist Sgenia in continuing to complete Stage One and to begin work on Stage Two, in the expectation that the development project would progress in full once funds were available, the Company focusing its efforts on trying to raise those funds. The Company provided the funds agreed as required to fund Stage One in 2014. This Stage is ongoing and has not yet been completed.

General and administrative expenses have decreased as a result of decreased consulting services and a decrease in our legal and accounting fees.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Nine Months Ended September 30, 2015 and 2014

Our operating results for the nine months ended September 30, 2015 and for the nine months ended September 30, 2014 are summarized as follows:

	Nine Months Ended September 30
	2015	2014
Revenue	-	-
Operating Expenses	$132,458	$415,974
Net (Loss)	$(134,775)	$(416,137)

Operating Expenses

Our operating expenses for the nine months ended September 30, 2015 and 2014, are outlined in the table below:

	Nine Months Ended
	September 30
	2015	2014
Research and development expenses	$32,215	$282,778
General and administrative expenses	$100,243	$133,916

The decrease in research and development expenses is due to the Company having to minimize the development funding made available to Sgenia under the Company’s License Agreement with Sgenia signed in December 2013, as amended, due to lack of available funds and delays in product development. Monies provided to Sgenia in the three months ended September 30, 2015 were provided to maintain the development project, assist Sgenia in continuing to complete Stage One and to begin work on Stage Two, in the expectation that the development project would progress in full once funds were available, the Company focusing its efforts on trying to raise those funds. The Company provided the funds agreed as required to fund Stage One in 2014. This Stage is ongoing and has not yet been completed.

General and administrative expenses have decreased as a result of decreased consulting services and a decrease in our legal and accounting fees.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

	Nine Months Ended	Nine Months Ended
Cash Flows	September 30, 2015	September 30, 2014
Net Cash Used in Operating Activities	$(92,470)	$(343,038)
Net Cash Provided by Financing Activities	$90,000	$424,000
Cash increase (decrease) during the period	$(2,470)	$80,962

We had cash of $1,953 and $4,423 as of September 30, 2015 and December 31, 2014, respectively. We had a working capital deficit of $240,715 as of September 30, 2015, compared to working capital deficit of $105,490 as of December 31, 2014.

We used cash in operations of $92,470 during the nine months ended September 30, 2015, for funding our corporate obligations and SEC reporting and providing Sgenia with limited funding to continue the development project during that period.  We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.

During the nine months ended September 30, 2014, cash used in operations of $343,038, mainly due to payments to Sgenia to conduct research and development activities on behalf of the Company.

We received $60,000 of cash proceeds from a loan during the three months ended September 30, 2015.  During the nine months ended September 30, 2014, we received cash advances of $13,000 from a third party and $411,500 of cash proceeds from the sale of the Company’s common stock.

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

Since inception, we have issued 49,615,297 shares of our common stock.

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

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4                        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of September 30, 2015, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4                        MINE SAFETY DISCLOSURES

N/A.

ITEM 5                        OTHER INFORMATION

None.

ITEM 6                        EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer who is also the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer who is also the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS	XBRL Instance Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

ZENOSENSE, INC.

Date: May 13, 2016	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)