Form 10-K
period 2015-12-31
ZENOSENSE, INC.
filed 2016-05-23
CIK 1458581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange ActYes [ ] No [X]

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

Number of common voting shares issued and outstanding as of May 10, 2016 the latest practicable date: 49,615,297 shares of common stock

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

In the summer of 2013, we started to look for other business opportunities.  We became interested in sensory technology devices for use in hospitals and health care environments.  During the latter part of that year, we began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”), and in December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. (“Sgenia”) and its subsidiaries Sgenia Soluciones, S.L. (“Sgenia Subsidiary”) and ZENON Biosystem, S.L. (“Zenon”), all of which are formed under the laws of Spain. The products currently being developed under the License Agreement include one to be used in the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) in the healthcare environment and another for use to detect lung cancer in patients. Under the terms of the License Agreement, we will provide Zenon with capital for the development of the devices that utilizes the Sgenia Technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology.

To date, our principal operations have been the management of our obligations under the License Agreement, including the product review, budget determination and capital funding of the development of the Sgenia Products.

In December 2013, we filed an amendment to our charter to change our name from “Braeden Valley Mines, Inc.” to “Zenosense, Inc.” and to increase the number of our authorized shares of Common Stock from 50,000,000 shares to 500,000,000 shares.  The amendments were approved by our stockholders in November 23, 2013 at the annual meeting of the stockholders. We also entered into capital contribution agreements to reduce the number of outstanding shares held by our prior management, converted some outstanding debt and raised initial working capital, in part to be able to finalize the License Agreement and make the initial development payment.

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

Under the License Agreement, as amended, based on our capital resources and the success of the research activities, we will fund the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia. Development includes the testing of a potential device. The funding will be provided on an advance basis, per month, based on three development stages during the period to be funded.  In return, we will have the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for 40 years, subject to a limitation on the inclusion of Spain.  All intellectual property developed by Sgenia and/or Zenon at any time during the term related to the manufacturing, formulating and/or packaging processes shall be shared ownership and licensed to us on a royalty-free basis.  Sgenia will also supply to us, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products.  Sgenia, Zenon and the Company will also work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

The Company’s funding obligation for product development is subject to an approved budget and achieving each stage of development.  Through December 31, 2015, the Company has provided funding for the Sgenia Products of approximately $769,787, and as of that date it has a potential future current obligation to fund approximately 656,000 euros through the remainder of 2016 and early part of 2017. The budget may be modified, but only after collaboration and approval by us in our sole discretion. As future products are determined, the Company will formulate new budget obligations and funding requirements.

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

The Sgenia team of engineers and scientists are considered very skilled and have years of experience.  The team that will be employed in the development of our product will include Mr. J. Lama, MBA, BSc, a materials engineer, Ms. M. I. Gil, a specialist in sensor technologies and advanced technical and software development and Mr. G. Roman Perez, a physicist.  In addition, the team requires several biologists contracted to Zenon, including molecular biologists and biochemists specializing in bacterial physiology and genetics, clinical microbiology and molecular biology. The team’s combined skillset includes deep knowledge of the clinical genetics to be addressed in order to program and refine the sensory technology so that it can detect SA and ideally discriminate between MRSA and SA in the health care delivery environment and so that it can be used to detect lung cancer in patients. Variously, members of the team are business (biotechnology) management qualified, have co-authored numerous scientific publications, taught as professor, have experience of the practical clinical setting in hospital and have co-invented patents for others.

Lung Cancer

Lung cancer is a leading cause of cancer in both men and women in the United States, with an estimated 226,160 new cases and 164,770 deaths in 2012. The five year survival rate for lung cancer is 16%1, killing more people than breast, prostate and colon cancer combined2.  The primary reason lung cancer is so deadly is that only 30% of diagnoses are made in the early stages (Stages I and II). Stage I lung cancer has a 70% cure rate, but by Stage III or later fewer than 25% of cases can be cured.

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

•
Cost-effectiveness – the NLST found that the number of high-risk patients needed to be screened with CT to save one life from lung cancer was 320. Consequently, estimates of the cost of CT screening vary from as low as $19,000 up to about $169,000 per life-year saved

Healthcare –Associated Infections (HAI’s ) and MRSA

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

Recent studies suggest that implementing prevention practices can lead to up to a 70 per cent reduction in certain HAIs78. The financial benefit of using these prevention practices is estimated in a report released by CDC to be as high as $25.0 billion to $31.5 billion in medical cost savings in the United States9.

MRSA continues to account for a significant proportion of HAIs and is regarded as one of the most important causes of antimicrobial-resistant HAIs worldwide10.Furthermore, MRSA is becoming resistant to a growing number of antibiotics11.

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

At the detection stage the VOC detection will be electronically processed and will be pattern processed in a neural network on the patented applied for Sgenia hardware. The patent application was made on the January 17, 2013, under the reference P201330048with the title (translated from Spanish) “Method of Analysis of a gas and artificial nose”.

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

The lung cancer detection device incorporates components designed to filter out the VOCs that must be excluded for optimized detection of target VOC biomarkers found in exhaled breath and associated with the incidence of lung cancer. These components and their elements include molecular sieves incorporated in complementary layered and mixed sensor structures to screen incoming VOCs, and an nanometric sensing mesh to maximize the detective area. Zenon has developed new metal oxide materials and combinations of metal oxides, a complementary quartz crystal sensor employing a gas sorbent substrate and a micro gas chromatography chip for pre-detection screening. All components are of a relatively low cost consistent with the Company's intent to create cost effective products.

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

The initial trial is expected to take nine months and was scheduled for 2015.  However, due to a lack of available funds the trial commenced only in a limited capacity. We have received confirmation from Zenon that the trial can still proceed as planned once we secure adequate funding. The trial is designed to examine samples from a 400 subject population split into four groups to cover apparently healthy smokers, non-smokers, and those with diagnosed lung cancer and Chronic Obstructive Pulmonary Disease. Initially a total of three hospitals will be involved in the trial, the collaborating university hospital and two hospitals associated with it; the trial has been approved by the ethics committee of the university hospital which allows participation by any public hospital in Spain without further approvals. The intention, given this opportunity, is to considerably increase the size of the trial beyond the 400 subject population, subject to positive initial results. The costs to the Company associated with the 400 subject trial are expected to be lower than the amount set out in its development budget previously approved by the Company in July 2014 due to several factors. First, as a result of the hospital collaboration and the use of their equipment, there will no longer be a requirement to purchase SIFT/MA (or PTRMS) equipment resulting in a saving of approximately $269,000 as set out in the July budget. Secondly, there has been a significant strengthening of the United States Dollar which at this point also results in a significant reduction in the budget due to costs being paid in Euros.

During 2015 the Company only provided minimal development funding to Zenon under the Company’s License Agreement with Sgenia because of Zenon’s not completing Stage One of the development plan. The funds provided were to maintain the development project, and to assist Zenon in its efforts to complete Stage One and to begin work on Stage Two, in the expectation that the development project would progress once full funding was available. During 2015, the Company focused much of its efforts on trying to raise those funds.

Highlights of the development work in 2015 included:

•
A new sensor for MRSA was manufactured and tested (in-vivo) with 20 selected subjects, half of whom were carrying MRSA. There was no improvement of results and the target of 95% sensibility has not been achieved.

•
A series of ten new nanosensors for the lung cancer device were manufactured and a final prototype of the lung cancer device was finished and two devices were manufactured. These two devices are intended to be used in the testing of patients during the hospital trial.

•	Development of the algorithms to improve pattern recognition.

•	Approval of the Ethical Committee to allow testing in three national hospitals in Spain.

•	Preparation for and assessment of applying for intellectual property protection.

Development Stages

Lung Cancer Technology

•
Phase 1 A review of current research on lung cancer biomarkers and an analysis of hospital research.  A review and evaluation of state of the art research on lung cancer and pulmonary disease biomarkers has been completed. Potential biomarkers have been identified. A clinical test has been defined in conjunction with leading hospital oncology and pneumonology specialists. A new sensor has been manufactured targeting specific lung cancer biomarkers; however, tests have yet to be completed using the new lung cancer sensor to determine whether it can achieve results of >85% specificity

•
Phase 2 plans a series of tests for determination of sensitivity and specificity of the developed sensor as applied to the selected biomarkers meeting the specificity threshold. The tests will analyze the accuracy of the detection of selected biomarkers (previously validated during this period). A target for specificity greater than a composite threshold will be sought. Testing will also determine the influence of humidity and VOCs originated in breath analysis. Specificity greater than the target threshold will be sought in synthetic breath samples.

•
Phase 3 plans the prototyping of a Zenosense device for lung cancer detection meeting the threshold, ready for cross-correlation tests. It will be an integration of a new lung cancer sensor and lung cancer adapted sensory algorithms. In addition a breath collector sampling device will be designed as a prototype. Following prototype tests, a Zenosense device will be manufactured and integrated to detect lung cancer in patients with specificity greater than the threshold. Statistical analysis will be carried out on a population of lung cancer patients numbering more than 15. Extended tests with lung cancer patients numbering more than 100 lung cancer patients will be tested, prior to hospital validation. A pre series of 10 units of a finalized Zenosense lung cancer device will be manufactured for testing, homologation and CE marking purposes.

MRSA Technology

•
Phase 1 A prototype of MRSA/SA detection device based on the Sgenia technology has been produced, having successfully detected MRSA/SA contamination with a sensitivity of >95% in bacterial culture. To date the sensor has failed to detect MRSA in patients with a sensitivity of >90%. We believe that a higher sensitivity can be achieved, but this will require substantial engineering work needed to modify and adapt existing sensor capabilities to the proposed application and modification of algorithms to conform with MRSA or SA bacteria analysis.

•
Phase 2 plans to produce a MRSA device ready and used to test over 100 MRSA colonized patients which will have to be carried out to assess the device’s capacity of detection against SA, other contaminants and other bacteria, achieving a sensitivity >90% with a confidence interval between 85-95%; there will be a pre series of 10 MRSA devices manufactured for further testing for homologation purposes, to include a CE validation test (EMC and electronic homologation process only).

•
Phase 3 plans to complete two months of hospital based intensive testing by hospital personnel to test the sensibility, specificity and accuracy of the Zenosense MRSA device. Testing will be carried out in a hospital microbiology laboratory and the objective is for the device to be ready for hospital use.

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

The European Commission has proposed a new regulatory scheme for medical devices. The proposals, which are currently being discussed by the Council of the European Union, will impose significant additional obligations on medical device companies. The changes being proposed will increase from the current regulation stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures.  Additionally, the new regulations will require clinical evidence as well as analytical performance levels, the details of which are yet to be provided. If additional provisions proposed by the European Parliament are included in the new regulatory scheme, then there will be involvement of the European Medicines Agency (EMA) in regulation of some types of medical devices, in the qualification and monitoring of notified bodies (NBs), and enhancing the roles of other bodies, including a new Medical Devices Coordination Group (MDCG).  The European Parliament’s proposed revisions would impose enhanced competence requirements for NBs and “special notified bodies” (SNBs) for specific categories of devices. Although the extent of the proposed regulations is currently uncertain the medical device industry anticipates that there will be significant changes under these initiatives to the regulation of medical devices which will increase the time and costs for obtaining CE marking.

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

Employees

We currently have one employee/officer and one director, Mr. Carlos Jose Gil.  We currently have engaged a consultant to help with various accounting, business and public reporting tasks at an at-will basis for the fiscal year of 2015.  As the Company works with Sgenia to develop the Sgenia Products and as we move towards regulatory approval, manufacturing and marketing, we anticipate adding personnel and engaging consultants.

ITEM 1A. RISK FACTORS

We have not generated any revenues and have incurred losses for the period since inception, there is uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We did not generate any revenues for the year ended December 31, 2015 and had a net loss of $150,205. We have had no revenues and have a total accumulated deficit of $1,311,030, since inception. We anticipate generating losses for at least the next 18 months and thereafter, as our principal activity will be funding the development, regulatory approval and manufacturing of the Sgenia Products without sales or other revenue making operations. Therefore, we may be unable to continue operations in the future as a going concern. We will need a substantial amount of financing to develop and bring to market the Sgenia Products. If financing is available, it may involve issuing securities senior to our common stock. In addition, in the event we do not raise additional capital, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Without adequate capital, we may be in default under our funding obligations under the License Agreement. If we fail to fully fund the development expenses, the funds previously invested in development will be lost.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm for the Company issued its report in connection with our audited financial statements for the years ended December 31, 2015 and 2014, subject to the opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors. If we are not able to continue our business as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

The Company will need a substantial amount of capital to fulfill its obligation under the License Agreement.

Under the License Agreement and for the implementation of our business plan, the Company's capital requirements will be significant over the longer term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future, which will be sufficient to fund its business activities. In connection with the License Agreement, the Company has determined that currently it is required to raise at least 656,000 euros to support the development of the Sgenia Products through the current budget period anticipated to end during the first quarter of 2017 (subject to the completion of each phase by Zenon). Thereafter, the Company will need to raise additional funds to continue development, as needed, obtain regulatory approvals, manufacture, market and distribute the Sgenia Products. Therefore, the Company plans from time to time over the next 36 months, if not also thereafter, to seek additional equity capital to fund its business development and operations. There is no assurance that it will be able to obtain financing in the amounts required or on terms acceptable to the Company. If financing is not obtained, then the Company may not be able to fulfill its obligations under the License Agreement and may lose its license arrangement with Sgenia and Zenon.  Any funds provided to Sgenia and Zenon or spent on other aspects of product development, regulatory approval, manufacturing design and components, as well as marketing, will be lost in the event that the License Agreement is terminated.  The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

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

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in the testing environment, in commercial manufacturing facilities, or in the use of products in the field. The efficacy of the end products that is likely to be used in commercial settings, such as hospitals and other medical care environments, is not currently verified in a larger testing context.  No assurance can be given that the devices will successfully detect the bacteria that causes MRSA/SA or lung cancer.  Additionally, no assurance can be given that our devices will be superior to current methods of detecting MRSA/SA or lung cancer. The inability of our development stage products to be manufactured in contract manufacturing facilities or meet the demands of users in the field would harm our business and business prospects.

Test results may not be favorable.

Zenon has commenced only limited hospital testing on one of the proposed Sgenia Products, designed for detecting lung cancer.  An initial trial commenced in a limited capacity in 2015 because of the limited funding available. No assurance can be given that adequate future testing will be completed; and no assurance can be given that the device will be able to detect lung cancer at the levels of sensitivity and specificity that we believe will be required in a commercial product, despite encouraging laboratory test results.  We cannot predict whether or not our product will equal or be superior in comparison to other devices and methods used to diagnose lung cancer in a patient. Further research and development is required to establish this, which will incur additional and unpredictable costs.  If the proposed Lung Cancer Sgenia product is abandoned, we will lose the value of our investment in that proposed Sgenia Product, and this will result in limited prospects for the Company.

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

We currently have outstanding three promissory notes that may be convertible into our common stock, which if converted may result in a large increase in our outstanding common stock and result in a downward pressure on the market price of our common stock.

We currently have outstanding three promissory notes that may be convertible into our common stock, which if converted may result in a large increase in our outstanding common stock and result in a downward pressure on the market price of our common stock.

To finance our operations, we entered into a number of promissory notes during 2014 and 2015. In May 2016, we exchanged these notes for two new convertible notes.  In addition, we issued a new convertible note in April 2016 for cash consideration. These three new notes can be converted, at a price of $0.001 per share, into shares of common stock of the Company, and if converted in full would increase the outstanding shares of common stock by approximately 155,888,000 shares, as of the date of this report. The effect of the issuance of these shares will therefore be a substantial dilution to the current shareholders. In addition the conversion price of $0.001 per share could result in substantial downward pressure on the price of the common stock in the market place. Investors should evaluate the Company and its ability to fund its operations and their investment in light of the currently outstanding promissory notes.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

1 http://www.mayoclinic.org/documents/mc2985-1012-pdf/doc-20079003),

2 http://www.forbes.com/sites/matthewherper/2015/02/27/want-to-live-long-and-prosper-dont-smoke/).

3 http://en.wikipedia.org/wiki/National_Lung_Screening_Trial

4 http://www.mayoclinic.org/documents/mc2985-1012-pdf/doc-20079003

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

8 http://medicalworldamericas.com/hospital-acquired-infections/

9 http://www.cdc.gov/hai/pdfs/hai/scott_costpaper.pdf

10 http://www.ecdc.europa.eu/en/publications/Publications/annual-epidemiological-report-2013.pdf

11 http://www.pewhealth.org/reports-analysis/issue-briefs/mrsa-a-deadly-pathogen-with-fewer-and-fewer-treatment-options-85899380134

12 http://www.sciencedaily.com/releases/2015/02/150214201621.htm

13 http://www.medicalnewstoday.com/articles/277812.php

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

There was no public trading in our common stock prior to March 31, 2014.

The following table shows the recorded high and low bid quotations of our common shares on the OTC Bulletin Board from March 31, 2014 to December 31, 2015, however, the trading activity is minimal and therefore the prices may not be meaningful of market value or a represent price at which an investor will pay for or realize on the sale of a share.

The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Quarter Ended	High Bid	Low Bid

December 31, 2015	$0.08	$0.03
September 30, 2015	$0.12	$0.04
June 30, 2015	$0.22	$0.07
March 31, 2015	$0.26	$0.13
December 31, 2014	$0.60	$0.18
September 30, 2014	$0.50	$0.15
June 30, 2014	$0.95	$0.15
March 31, 2014	$0.82	$0.55

On May 6, 2016, the price of the common shares was a high of $0.0285 and a low of $0.02

Holders

As of May 10, 2016, there were 49,615,297 shares of common stock issued and outstanding.  There are 27 shareholders of record of our common stock.

Dividends

We did not issue any cash dividends during our fiscal year ended December 31, 2015.  Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

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

Plan of Operations

Our business plan is to develop devices to be used in hospitals and other medical care centers to detect MRSA/SA, lung cancer and other disease detection based on identification of biomarkers that can be detected by the Sgenia Technology.  Our principal activity for the next 18 months and thereafter will be funding the development of the Sgenia Products.  We had $989 in cash as of December 31, 2015. Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

Assuming that we are able  to obtain operational funding, in addition to any funding necessary to maintain our status as an SEC reporting company subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following known expenses over the twelve (12) month period following funding in connection with the development of the Sgenia Products: (1) fund the future development expenses of Sgenia in the approximate amount of 656,000 euros, (2) pay compensation to our officers, employees, and consultants of approximately $100,000, (3) pay legal, audit and reporting expenses of approximately $50,000, and (4) provide for general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above over the longer term, and for future development and implementation of our business plan.

In light of our current inability to fund our operations and fund the Sgenia license obligations and the fact that the Sgenia research and testing is delayed, we have reviewed and will continue to review with Sgenia the development schedule and funding requirements for the initial products and requirements to develop the cancer and MRSA sensory devices, and have agreed in principle to an alternative development schedule which would result in the lengthening of the developmental schedule for these products and an increase of the budget requirements. The schedule and funding will be finalized once we have obtained sufficient funding for us to proceed, for which we cannot give any assurance that we will be able to obtain. We have been attempting to secure the necessary funding throughout 2015 and into this fiscal year to continue either the existing development schedule and corresponding budget or an alternative development schedule and budget. We have engaged with a number of interested parties, however, to date, we have not been successful in securing the requisite funding.

Recently we have been presented with the opportunity to participate with a third party in the development of a novel Point of Care medical diagnostic device targeting cardiac markers with the aim of developing a device for the rapid diagnosis of heart attack and cardiac related illnesses. Utilizing a magnetic nanoparticle detection technology, the intention is to deliver a test platform that can produce laboratory accuracy standard results or better in a handheld device in less than eight minutes. The technology platform is already protected by several patent applications and one patent grant, now in the national phase in key geographic areas. The initial cardiac device, if successful, would target a global market for cardiac biomarker testing predicted to reach $7.2 billion by 2018.14  The test platform is also expected be applicable to a multiplicity of immunoassay tests representing a potential overall market opportunity estimated to be worth $23.7 billion per annum worldwide by 2019.15 We have received interest on this opportunity from a potential investor who had originally shown interest in the lung cancer and MRSA sensory devices but declined to move forward with an investment into those projects. Discussions are ongoing and no formal terms have been agreed. We are also required to comply with covenants included in our existing debt agreements which, absent any waiver, may prohibit our ability to accept funding to pursue this opportunity. Nevertheless we intend to actively pursue this early stage opportunity in parallel with our existing business, in the hope that we can come to agreement with the prospective investor. There is no guarantee that such an agreement or investment can be concluded.

Results of Operations

We have not yet earned any revenues.  We anticipate that we will not earn revenues until such time as the Sgenia Products enter into commercial production.  We are presently in the development stage of our business and we can provide no assurance that we will successfully develop, manufacture and market the Sgenia Products.

Liquidity and Capital Resources

2015 and 2014

Our cash was $989 and $4,423 as of the December 31, 2015 and 2014, respectively. As of December 31, 2015, we had negative working capital of $256,145, compared to working capital of $105,940 as of December 31, 2014. As of December 31, 2015, our current liabilities consisted of accounts payable of $33,850, accounts payable to a related party of $49,951, loan payable of $110,000, stock payable of 67,500, compared to, as of December 31, 2014, current liabilities consisting accounts payable of $17,418, accounts payable to a related party of $5,445, loan payable $20,000 and stock payable of $67,500. At December 31, 2015, we had an accumulated deficit of $1,311,030 compared to an accumulated deficit of $1,160,825 at December 31, 2014.

For the year ended December 31, 2015, net cash used in operating activities was $93,434. For the year ended December 31, 2014, net cash used in operating activities was $534,355.

For the years ended December 31, 2015 and 2014, the net cash used in investing activities was $0.

For the year ended December 31, 2015, net cash provided by financing activities was $90,000, which was derived from subscriptions of stock and loans. For the year ended December 31, 2014, net cash provided by financing activities was $512,000, which was derived from proceeds from advances and subscriptions of stock. Future advances from these sources may not be available to us in the future.

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

In March 2016, we received notice of default on various notes for $110,000 in aggregate principal amount, plus accrued interest, with a due date in June 2016 (the “Prior Notes”). We entered into discussions with the holder of the Prior Notes (the “Investor”) and in the absence of any alternative, and the unlikelihood of completing on a main funding by the due date (which required the flexibility to repay all amounts due under the notes), agreed on May 17, 2016, to exchange them for two new convertible notes (the “May 2016 Notes”), one for the principal amount of $53,197 and the other for the principal amount of $62,547, with a maturity date of May 16, 2018 (the “Exchange”).  The May 2016 Notes bear a 5% interest per annum, are due on May 16, 2018 and may be prepaid at any time within 90 days of the issue date. As of the issue date, the May 2016 Notes can be convertible into shares of Common Stock of the Company, at the discretion of the holder, at a price of $0.001 per share subject to a blocker provision that limits the amount issued at any time to 4.99% percent of the outstanding shares of Common Stock.  The May 2016 Notes also contain standard anti-dilution provisions and other customary representations, warranties and covenants by, among and for the benefit of the parties.  Additionally, the Investor has the right of first refusal in any future equity financing and the May 2016 Notes impose restrictions on the Company’s ability to make distributions to its shareholder, repurchase shares of Common Stock, incur certain liabilities or sell assets.  Notwithstanding the foregoing, the Company is permitted to raise additional capital relating to the Development and Exclusive License Agreement, effective December 4, 2013, as amended.  The May 2016 Notes also include customary event of default provisions and impose penalties on the Company in certain default events.

Additionally, we received $40,000 as a further cash investment from the Investor on April 26, 2016 (the “Investment”), which was subscribed for after the investor declared the default.  In consideration of the Investment and upon the closing, the Company issued a convertible note (the “April 2016 Note”) in a principal amount of $40,000.00 to the Investor.  The decision to accept the Investment was based on an urgent need to clear immediate liabilities, become current in our filing obligations and provide certain working capital while we continued to seek a main funding, which, if obtained, would allow us to repay all the outstanding notes and commence the lung cancer and MRSA device development.
Regarding both the Exchange and the Investment, we were unsuccessful in achieving the terms we originally requested, although we were partially successful in negotiating better terms than had been originally offered. The decision was taken to agree to the Exchange to ensure the continuation of the business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) the Report of the Independent Registered Public Accounting Firm to the Company; (2) Balance Sheets; (3) Statements of Operations, (4) Statement of Stockholders’ Deficit; (5) Statements of Cash Flows, and  (6) Notes to Financial Statements

14 http://www.bccresearch.com/pressroom/bio/global-market-for-vitro-cardiac-biomarkers-reach-$7.2-billion-2018

15http://www.marketsandmarkets.com/PressReleases/immunoassay.asp

ZENOSENSE, INC.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zenosense, Inc.

We have audited the accompanying balance sheets of Zenosense, Inc. as of December 31, 2015 and 2014 and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended.  Zenosense, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenosense, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

May 23, 2016

ZENOSENSE, INC.
Balance Sheets

	December 31, 2015	December 31, 2014
Assets

Current assets:
Cash	$989	$4,423
Prepaid expense	4,167	-
Total current assets	5,156	4,423

Total assets	$5,156	$4,423

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$33,850	$17,418
Accounts payable and accrued expenses - related party	49,951	5,445
Loans payable	110,000	20,000
Stock payable	67,500	67,500

Total current liabilities	261,301	110,363

Stockholders’ Deficit:
Capital stock 500,000,000 authorized, $0.001 par value, Shares issued and outstanding 49,615,297	49,615	49,615
Additional paid in capital	1,005,270	1,005,270
Accumulated deficit	(1,311,030)	(1,160,825)
Total stockholders’ deficit	(256,145)	(105,490)

Total liabilities and stockholders’ deficit	$5,156	$4,423

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statements of Operations

	Year ended December 31, 2015	Year ended December 31, 2014

Revenues	$-	$-

Expense:
Research and development	32,215	440,823
General and administrative expenses	114,261	169,579
Total expenses	146,476	610,402

Loss from operations	(146,476)	(610,402)

Other expense:
Interest expense	(3,729)	(268)
Total other expense	(3,729)	(268)

Net loss	$(150,205)	$(610,670)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	49,615,297	48,825,572

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statement of Stockholders’ (Deficit)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders’ Equity

Balance as of December 31, 2013	48,038,712	$48,038	$582,247	$(550,155)	$80,130

Common stock issued for debt conversion	65,500	66	13,034	-	13,100

Common stock issued for cash	1,511,085	1,511	409,989	-	411,500

Net Loss	-	-	-	(610,670)	(610,670)

Balance as of December 31, 2014	49,615,297	49,615	1,005,270	(1,160,825)	(105,940)

Net Loss	-	-	-	(150,205)	(150,205)

Balance as of December 31, 2015	49,615,297	$49,615	$1,005,270	$(1,311,030)	$(256,145)

See accompanying notes to the financial statements

ZENOSENSE, INC.
Statement of Cash Flows

	Year ended December 31, 2015	Year ended December 31,2014

Operating Activities
Net loss	$(150,205)	$(610,670)

Adjustment to reconcile to net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	(4,167)	76,699
Accounts payable and accrued expenses	16,432	(5,389)
Accounts payable and accrued expenses - related party	44,506	5,005
Cash used in operating activities	(93,434)	(534,355)

Financing Activities
Advances from third parties	90,000	20,000
Proceeds from issuance of debt	-	13,000
Proceeds from sales of common stock	-	479,000
Cash provided by financing activities	90,000	512,000

Net decrease in cash	(3,434)	(22,355)

Cash, beginning of period	4,423	26,778

Cash, end of period	$989	$4,423

Supplemental disclosure of cash flows information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash Investing and Financing activities:
Conversion of note payable and accrued interest to common stock	$-	$13,100

See accompanying notes to the financial statements

ZENOSENSE, INC.
Notes to the Financial Statements

1.	Nature of operations

Zenosense, Inc. was incorporated under the laws of the State of Nevada on August 11, 2008 for the purpose of acquiring and developing mineral properties. The Company's mineral rights agreement was terminated on May 15, 2013, and as a result, the Company was no longer a pre-exploration stage company.

On November 22, 2013, the Company filed a certificate of amendment with the State of Nevada and (1) changed its name from Braeden Valley Mines, Inc. to Zenosense, Inc. and (2) effected an increase in the Company’s authorized shares from 50,000,000 to 500,000,000, with par value of $0.001 per share.

Effective December 4, 2013, the Company entered into a development and exclusive license agreement (“License Agreement”) whereby the Company will provide a third party with capital  for the development of sensory technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and a cancer detective device and other improvements and variations to the products (the “Sgenia Products”) to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement was modified in April 2014 and July 2014 to extend to additional cancer sensory products and to modify and extend the development schedule and change the research funding budget to accommodate the lung cancer product as well as MRSA/SA product.

2.	Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2015, the Company had not yet achieved profitable operations, had accumulated losses of $1,311,030 since its inception, had a working capital deficit of $256,145 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2015, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently adopted accounting standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ZENOSENSE, INC.
Notes to the Financial Statements

4.	Loan payable

On December 1, 2014, the Company received $20,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At November 2, 2015, the Company accrued interest of $1,083 in connection with the promissory note.

On February 27, 2015, the Company received $20,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At November 2, 2015, the Company accrued interest of $841 in connection with the promissory note.

On May 22, 2015, the Company received $10,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At November 2, 2015, the Company accrued interest of $299 in connection with the promissory note.

On July11, 2015, the Company received $60,000 pursuant to a promissory note issued to a third party. The note is unsecured, bears interest at 5% per annum and is due on demand. At November 2, 2015, the Company accrued interest of $1,422 in connection with the promissory note.

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

On July 28, 2014, the loan from a third party investor, in the principal amount of $13,000, and the accrued interest of $100 was converted into 65,500 shares of our common stock. The shares were issued as restricted stock, pursuant to an exemption from registration under the federal securities laws

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase installments were made in August and September.  Each installment was for 337,500 shares at a purchase price of $67,500 per installment. The shares when issued are pursuant to an exemption from registration under the federal securities laws. On November 11, 2014, the Company received $67,500 for 337,500 shares of common stock. As of December 31, 2015 and 2014 the shares in connection with the final investment have not been issued.

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

At December 31, 2015 and 2014, the Company had net operating loss carry forwards of $1,311,030 and $1,160,825, respectively. The related deferred tax assets of approximately $458,900 and $406,300, respectively, have been fully offset by a valuation allowance.

8. Related party

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain his services as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the year ended December 31, 2015, the Company recorded $59,404 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of December 31, 2015, the Company owes Mr. Gil $49,951.  No additional compensation based on net sales has been earned to date.

9. Subsequent events

On March 29, 2016, the Investor holding the Prior Notes gave notice that it demanded repayment of all principal amounts and accrued interest outstanding, due within 90 days of the demand notice.

On April 20, 2016 (the “Issue Date”), the Investor agreed to a further loan of $40,000 to assist the Company to meet its immediate liabilities, to carry out compliance work and become current in its filing obligations under the Securities Act of 1934 and to continue to seek funding for its operations in an amount that would allow the Company’s business to continue, including funding the product development under the license with Sgenia, and make repayment of the Prior Notes listed in Note 5. The notice given on March 29, 2016 remained in place. The further loan was made under a Securities Purchase Agreement (the “Agreement”) which closed on April 26, 2016 (the “Closing”). Pursuant to the Agreement and upon the Closing, the Company issued a convertible note in a principal amount of $40,000 (the April 2016 Note).  The April 2016 Note bears a 5% interest per annum and is due on April 19, 2018.  The April 2016 Note may be prepaid at any time within 90 days of the Issue Date.
Starting from September 20, 2016, the April 2016 Note can be convertible into shares of common stock (the “Conversion”) of the Company, at the discretion of the holder, at a price of $0.001 per share subject to a blocker provision that limits the amount issued at any time to 4.99% of the outstanding shares of Common Stock.  The Company has initially reserved 40,000,000 shares of Common Stock issuable upon the Conversion.

On May 17, 2016, (the “Second Issue Date”), the Investor agreed to exchange the Prior Notes for two new convertible notes, the May 2016 Notes. The exchange was made under a two separate Securities Exchange Agreements (the “Agreements”) which closed on May 17, 2016 (the “Second Closing”). Pursuant to the Agreements and upon the Second Closing, the Company issued the May 2016 Notes, one for the principal amount of $53,197 (the total aggregate amount owed, including accrued interest, under the Prior Notes issued on December 1, 2014, February 27 and May 22, 2015) and the other for the principal amount of $62,547 (the total amount owed, including accrued interest, under the Prior Note issued July 11, 2015), for a combined aggregate principal amount of $115,744, consisting of $110,000 owed under the aggregate principal amount of the Prior Notes and aggregate accrued interest of $5,744 due under the Prior Notes. The May 2016 Notes bear a 5% interest per annum and are due on May 16, 2018. The May 2016 Notes may be prepaid at any time within 90 days of the Second Issue Date. The May 2016 Notes can be convertible into share of common stock of the Company at the discretion of the holder, at a price of $0.001 per share subject to a blocker provision that limits the amount issued at any time to 4.99% percent of the outstanding shares of Common Stock.  The Company has initially reserved 115,744,000 shares of Common Stock issuable upon the Conversion.

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

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, the sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer, who is also our principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act were ineffective as of the end of the period covered by this annual report.

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

Our management, with the participation of the Chief Executive Officer, the sole officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2015, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2015. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about our current Executive Officers and Directors is as follows:

Name	Age	Position
Carlos Jose Gil	46	Chief Executive Officer, Director

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

During the fiscal year ended December 31, 2015, Mr. Carlos Jose Gil was subject to Section (16)(a) compliance. Mr. Gill has filed the required reports on Forms 3 and 4.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards.  We have only recently commenced operations.  We expect to implement a Code of Ethics in the future, when our operations are more involved with the regulatory, manufacturing and marketing processes related to our products.

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

ITEM 11.  EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer, who is alsoour Principal Financial Officer (“PFO”), during the past completed fiscal years of 2014 and 2015.

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Total
Carlos Jose Gil	2015	$9,453	$-0-	$9,453
	2014	$75,395	$-0-	$75,395
Braulio Alejandro Vasquez (1)	2015	$-0-	$-0-	$-0-
	2014	$-0-	$-0-	$-0-

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

During the year ended December 31, 2015, we paid our sole officer, Mr. Carlos Jose Gil, $9,453 for services during 2015.  During the year ended December 31, 2014, we paid our sole officer, Mr. Carlos Jose Gil, $75,395 for services during 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of  May 10, 2015, for:

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

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1)	Percentage of Beneficial Ownership (1)
Carlos José Gil, CEO and Director (2)	-0-	-0-
All officers and directors (1 person)	-0-	-0-

(1)	This table is based on 49,615,297 shares of common stock issued and outstanding as of the date indicated above.
(2)	Mr. Gil’s address is Avda Cortes Valencianas 58, Planta 5, Valencia, Spain.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2015 and December 31, 2014, was $12,000 and $9,000, respectively.

Audit Related Fees.

We incurred $0 and $0 to our auditors for audit related fees during the fiscal years ended December 31, 2015 and 2014, respectively.

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

10.9**	Form Securities Purchase Agreement, dated April 20, 2016.
10.10**	Form Securities Exchange Agreement, dated May 17, 2016.
10.11**	Form Convertible Note, issued on April 20, 2016.
10.12**	Form Convertible Note, issued on May 17, 2016.
31.1**	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Instance Document**
EX-101.SCH	Taxonomy Extension Schema**
EX-101.CAL	Taxonomy Extension Calculation Linkbase**
EX-101.DEF	Taxonomy Extension Definition Linkbase**
EX-101.LAB	Taxonomy Extension Label Linkbase**
EX-101.PRE	Taxonomy Extension Presentation Linkbase**
*           Previously filed.
**         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

ZENOSENSE, INC.

Date: May 23, 2016	By:	/s/ Carlos Jose Gil
Name: Carlos Jose Gil
Title: Chief Executive Officer, Chief Accounting/Financial Officer, and Sole Director