Form 10-Q
period 2016-03-31
ZENOSENSE, INC.
filed 2016-05-23
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,615,297 common shares issued and outstanding as of May 10, 2016

ZENOSENSE, INC.

ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of March 31, 2016 and December 31, 2015 and
For the Three Months Ended March 31, 2016 and 2015

TABLE OF CONTENTS

Page
Balance Sheets (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 to F-7

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash	$550	$989
Prepaid expense	1,667	4,167
Total assets	$2,217	$5,156

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expense	$44,010	$33,850
Accounts payable and accrued expense – related party	64,867	49,951
Loan payable	110,000	110,000
Stock payable	67,500	67,500
Total current liabilities	286,377	261,301

Stockholders’ Deficit:
Common stock 500,000,000 shares authorized, $0.001 par value, Shares issued and outstanding: 49,615,297	49,615	49,615
Additional paid in capital	1,005,270	1,005,270
Accumulated deficit	(1,339,045)	(1,311,030)
Total stockholders’ deficit	(284,160)	(256,145)
Total Liabilities and Stockholders’ deficit	$2,217	$5,156

See accompanying notes to these interim unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three Months Ended March 31, 2016 and 2015
 (Unaudited)
	March 31, 2016		March 31, 2015

Expenses:
General and administrative expense		$26,606		$40,014
Total expenses		26,606		40,014

Loss from operations		(26,606)		(40,014)

Other expenses:
Interest expense		(1,409)		(434)
Total other expenses		(1,409)		(434)

Net loss	$	(28,015)	$	(40,448)

Net loss per common share:
Basic and diluted		$(0.00)		$(0.00)

Weighted average common shares outstanding:
Basic and diluted		49,615,297		49,614,797

See accompanying notes to these interim unaudited financial statements.

ZENOSENSE, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

	March 31, 2016	March 31, 2015

Operating Activities
Net loss	$(28,015)	$(40,448)

Adjustment to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	2,500	-
Accounts payable and accrued expense	10,160	11,745
Accounts payable and accrued expense – related party	14,916	9,618
Cash used in operating activities	(439)	(19,085)

Financing Activities
Proceeds from loan from a third party	-	20,000
Cash provided by financing activities	-	20,000

Net increase (decrease) in cash	(439)	915

Cash, beginning of period	989	4,423

Cash, end of period	$550	$5,338

Supplemental disclosure of cash flows information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

 See accompanying notes to these interim unaudited financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

1.           Nature of operations

Zenosense, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 11, 2008, for the purpose of acquiring and developing mineral properties. In May 2013, the Company terminated its mineral development business.

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

2.           Basis of presentation

The accompanying unaudited interim consolidated financial statements of Zenosense, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on May 20, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2015, as reported on Form 10-K, have been omitted.

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $1,339,045 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2016, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

5.           Loans Payable

On November 2, 2015, four promissory notes previously owed to several third parties (the “Prior Notes”) were assigned to a new party (the “Investor”) in one note for a total of $110,000 in principal plus accrued interest of $3,647. The new note bears interest of 5% and is due on demand. At March 31, 2016, the Company had accrued interest of $5,033 in connection with the promissory note.

On March 29, 2016, the Investor gave notice that it demanded repayment of all principal amounts and accrued interest outstanding, due within 90 days of the demand notice

6.           Commitments

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

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, at the date of this report, the revised and approved budget is approximately $1,142,143, of which $769,787 has been advanced (including the amount advanced under the prior budget) as of March 31, 2016. The Company is currently committed to advancing approximately EUR656,000, for research and development under the revised and approved budget, and subject to Sgenia meeting certain milestones. Some of the milestones have not been met as of March 31, 2016.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

7.           Related Party Transactions

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company obtains his services as the Chief Executive Officer of the Company.  The agreement is now on a month-to-month basis.  Mr. Gil receives a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the three months ended March 31, 2016, the Company recorded $0 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of March 31, 2016, the Company owes Mr. Gil $64,867.  No additional compensation based on net sales has been earned to date.

8.           Subsequent Events

On April 20, 2016 (the “Issue Date”), the Investor agreed to a further loan of $40,000 to assist the Company to meet its immediate liabilities, to carry out compliance work and become current in its filing obligations under the Securities Act of 1934 and to continue to seek funding for its operations in an amount that would allow the Company’s business to continue, including funding the product development under the license with Sgenia, and make repayment of the Prior Notes listed in Note 5. The notice given on March 29, 2016 remained in place. The further loan was made under a Securities Purchase Agreement (the “Agreement”) which closed on April 26, 2016 (the “Closing”). Pursuant to the Agreement and upon the Closing, the Company issued a convertible note in a principal amount of $40,000 (the “April 2016 Note”).  The April 2016 Note bears a 5% interest per annum and is due on April 19, 2018.  The April 2016 Note may be prepaid at any time within 90 days of the Issue Date.
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

On May 17, 2016, (the “Second Issue Date”), the Investor agreed to exchange the Prior Notes for two new convertible notes (the “May 2016 Notes”). The exchange was made under a two separate Securities Exchange Agreements (the “Agreements”) which closed on May 17, 2016 (the “Second Closing”). Pursuant to the Agreements and upon the Second Closing, the Company issued the May 2016 Notes, one for the principal amount of $53,197 (the total aggregate amount owed, including accrued interest, under the Prior Notes issued on December 1, 2014, February 27 and May 22, 2015) and the other for the principal amount of $62,547 (the total amount owed, including accrued interest, under the Prior Note issued July 11, 2015), for a combined aggregate principal amount of $115,744, consisting of $110,000 owed under the aggregate principal amount of the Prior Notes and aggregate accrued interest of $5,744 due under the Prior Notes. The May 2016 Notes bear a 5% interest per annum and are due on May 16, 2018. The May 2016 Notes may be prepaid at any time within 90 days of the Second Issue Date. The May 2016 Notes can be convertible into share of common stock of the Company at the discretion of the holder, at a price of $0.001 per share subject to a blocker provision that limits the amount issued at any time to 4.99% percent of the outstanding shares of Common Stock.  The Company has initially reserved 115,744,000 shares of Common Stock issuable upon the Conversion.

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

Plan of Operation

Our business plan is to develop devices to be used in hospitals and other medical care centers to detect MRSA/SA and the signs of lung cancer, and to fund the medical trials of those medical devices.  Our principal activity since December 2013 has been funding the development of the Sgenia Products.  At March 31, 2016, we had working capital deficit of $284,160. Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Recently we have been presented with the opportunity to participate with a third party in the development of a novel Point of Care medical diagnostic device targeting cardiac markers with the aim of developing a device for the rapid diagnosis of heart attack and cardiac related illnesses. Utilizing a magnetic nanoparticle detection technology, the intention is to deliver a test platform that can produce laboratory accuracy standard results or better in a handheld device in less than eight minutes. The technology platform is already protected by several patent applications and one patent grant, now in the national phase in key geographic areas. The initial cardiac device, if successful, would target a global market for cardiac biomarker testing predicted to reach $7.2 billion by 2018.1  The test platform is also expected be applicable to a multiplicity of immunoassay tests representing a potential overall market opportunity estimated to be worth $23.7 billion per annum worldwide by 2019.2 We have received interest on this opportunity from a potential investor who had originally shown interest in the lung cancer and MRSA sensory devices but declined to move forward with an investment into those projects. Discussions are ongoing and no formal terms have been agreed. We are also required to comply with covenants included in our existing debt agreements which, absent any waiver, may prohibit our ability to accept funding to pursue this opportunity. Nevertheless we intend to actively pursue this early stage opportunity in parallel with our existing business, in the hope that we can come to agreement with the prospective investor. There is no guarantee that such an agreement or investment can be concluded.

Liquidity and Capital Resources

As of March 31, 2016 and December 31, 2015, our total assets were $2,217 and $5,156, respectively, and our total current liabilities were $286,377 and $261,301, respectively.  As of March 31, 2016, we had a working capital deficit of $284,160.  Our financial statements report a net loss of $28,015 for the three months ended March 31, 2016.

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

As noted in our financial statements, in March 2016, we received notice of default on the Prior Notes. On May 17, 2016, we exchanged the Prior Notes for the May 2016 Notes (as defined in the financial statements).

Additionally, we received $40,000 as a further cash investment from the Investor on April 26, 2016, which was subscribed for after the Investor declared the default.  The Company issued the April 2016 Note (as defined in the financial statements) in a principal amount of $40,000.00 to the Investor. The April 2016 Note and the May 2016 Notes contain standard anti-dilution provisions and other customary representations, warranties and covenants by, among and for the benefit of the parties.  Additionally, the Investor has the right of first refusal in any future equity financing and impose restrictions on the Company’s ability to make distributions to its shareholder, repurchase shares of Common Stock, incur certain liabilities or sell assets.  Notwithstanding the foregoing, the Company is permitted to raise additional capital relating to the Development and Exclusive License Agreement, effective December 4, 2013, as amended.  The April 2016 Note and the May 2016 Notes also include customary event of default provisions and impose penalties on the Company in certain default events.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2015, which are included in our Form 10-K, filed on May 20, 2016.

Three Months Ended March 31, 2016 and 2015

Operating Expenses

Our operating expenses for the three months ended March 31, 2016 and 2015 are outlined in the table below:

	Three Months Ended
	March 31
	2016	2015
General and administrative expenses	$26,606	$40,014

General and administrative expenses have decreased as a result of decreased consulting services and a decrease in our legal and accounting fees.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.
	Three Months Ended	Three Months Ended
Cash Flows	March 31, 2016	March 31, 2015
Net Cash Used in Operating Activities	$(439)	$(19,085)
Net Cash Provided by Financing Activities	$-	$20,000
Cash increase (decrease) during the period	$(439)	$915

We had cash of $550 and $989 as of March 31, 2016 and December 31, 2015, respectively. We had a working capital deficit of $284,160 as of March 31, 2016, compared to working capital deficit of $261,301 as of December 31, 2015.

We used cash in operations of $439 during the three months ended March 31, 2016, for funding certain expenses.  We have not funded the Sgenia licence during this period due to a lack of available funds and the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.

During the three months ended March 31, 2015, cash used in operations of $19,085, mainly due to our corporate obligations and SEC reporting.

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

ITEM 3.                              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4                                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of March 31, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2016, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.
Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                                LEGAL PROCEEDINGS

None.

ITEM 1A                             RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on May [ ], 2016.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4                                MINE SAFETY DISCLOSURES

N/A.

ITEM 5                                OTHER INFORMATION

None.

ITEM 6                                EXHIBITS

The following documents are included herein:

Exhibit                                Document Description
No.
31.1*	Certification of Principal Executive Officer who is also the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*	Certification of Chief Executive Officer who is also the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

ZENOSENSE, INC.

Date: May 23, 2016	By:	/s/Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)