Form 10-Q
period 2016-06-30
ZENOSENSE, INC.
filed 2016-08-22
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,677,431 common shares issued and outstanding as of August 4, 2016

ZENOSENSE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1                                Financial Statements
ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of June 30, 2016 and December 31, 2015 and
For the Three and Six Months Ended June 30, 2016 and 2015

TABLE OF CONTENTS

Page
Balance Sheets (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 to F-7

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalent	$7,170	$989
Investment in joint venture	130,000	-
Prepaid expense	-	4,167
Total assets	$137,170	$5,156

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expense	$23,160	$33,850
Accounts payable and accrued expense – related party	70,572	49,951
Loan payable	-	110,000
Convertible notes, net of discount	156,831	-
Stock payable	67,500	67,500
Total current liabilities	318,063	261,301

Stockholders’ Deficit:
Common stock 500,000,000 shares authorized, $0.001 par value issued and outstanding 16,677,431 and 7,087,919 shares, respectively	16,677	7,088
Additional paid in capital	1,188,208	1,047,797
Accumulated Deficit	(1,385,778)	(1,311,030)
Total stockholders’ deficit	(180,893)	(256,145)
Total Liabilities and Stockholders’ deficit	$137,170	$5,156

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three and Six Months Ended June 30, 2016 and 2015
 (Unaudited)
	Three Months ended June 30, 2016	Three Months ended June 30, 2015	Six Months ended June 30, 2016		Six Months ended June 30, 2015

Revenues	$-	$-		$-	$-

Expense
General and administrative expense	43,861	30,227		70,467	70,241
Total expenses	43,861	30,227		70,467	70,241

Loss from operations	(43,861)	(30,227)		(70,467)	(70,241)

Other income/(expense)
Interest expense	(2,872)	(566)		(4,281)	(1,000)
Total other expense	(2,872)	(566)		(4,281)	(1,000)

Net loss	$(46,733)	$(30,793)	$	(74,748)	$(71,241)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.02)		$(0.01)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	9,406,253	7,087,828		8,253,495	7,087,828

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
 Statements of Cash Flows
For the Six Months Ended June 30, 2016 and 2015
	June 30, 2016	June 30, 2015

Operating Activities
Net loss	$(74,748)	$(71,241)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,087	-
Changes in operating assets and liabilities:
Prepaid expense	4,167	(9,167)
Accounts payable and accrued expense	(4,946)	23,956
Accounts payable and accrued expense – related party	20,621	22,658
Cash used in operating activities	(53,819)	(33,794)

Investing activities
Investment in joint venture	(130,000)	-
Cash used in investing activities	(130,000)	-

Financing activities
Proceeds from third party loan	-	30,000
Proceeds from sales of common stock	150,000	-
Proceeds from convertible note payable	40,000	-
Cash provided by financing activities	190,000	30,000

Net increase (decrease) in cash	6,181	(3,794)

Cash, beginning of period	989	4,423

Cash, end of period	$7,170	$629

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Beneficial conversion feature	$155,744	$-

See accompanying notes to these unaudited financial statements.

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

On June 20, 2016, the Company entered into a joint venture arrangement by way of a Subscription and Shareholders’ Agreement (“MML SSA”) with a third party medical detection device developer (“Partner”) utilizing a joint venture vehicle, MIDS Medical Ltd (“MML”), a UK Limited company of which the Company owns a 40% interest awarded on July 1, 2016, in exchange for its participation and funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology platform  (“MIDS”). MML will have the right, under license, to use the MIDS Intellectual Property (“MIDS IP”) during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party.

The MIDS technology will incorporate what we believe to be a novel microfluidic strip design, magnetic nanoparticle manipulation and a unique double detection technique using bespoke ‘Hall Effect’ sensors and a bespoke optical sensor which, when combined, will increase significantly the sensitivity and accuracy of the result.

The MIDS technology platform has the potential to be adapted to a vast array of POC immunoassay tests, taking them to a whole new level of accuracy, cost, ease of use and speed of testing: A multi-capability POC device with laboratory gold standard accuracy for testing for conditions such as Chlamydia, prostate, colorectal and other cancers, stroke tests, sports anti-doping tests, Drugs of Abuse, insulin tests, H. Pylori, Inflammatory & Autoimmune disease, Influenza, Legionella, Osteoporosis, Endocrine tests, Respiratory Virus, pneumonia, Blood infections, Streptococcus, Meningitis, Rheumatism, Hepatitis, HIV, Viral tests, and many more.

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $1,385,778 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2016, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

5.           Loans Payable

On November 2, 2015, four promissory notes previously owed to several third parties (the “Prior Notes”) were assigned to a new party (the “Investor”) in one note for a total of $110,000 in principal plus accrued interest of $3,647. The new note bears interest of 5% and is due on demand.  At May 16, 2016, the Company had accrued interest of $5,744 in connection with the promissory note.

On March 29, 2016, the Investor gave notice that it demanded repayment of all principal amounts and accrued interest outstanding, due within 90 days of the demand notice.

On May 16, 2016 the Investor exchanged the Prior Notes and accrued interest in the amount of $115,744 for new convertible notes.

6.           Convertible Debt

On April 20, 2016 the Investor agreed to a further loan of $40,000 and the Company issued a convertible note in a principal amount of $40,000 (the “April 2016 Note”).  The April 2016 Note bears a 5% interest per annum and is due on April 19, 2018.  The April 2016 Note may be prepaid at any time within 90 days of the Issue Date.  Starting from September 20, 2016, the April 2016 Note can be convertible into shares of common stock (the “Conversion”) of the Company, at the discretion of the holder, at a price of $0.007 per share subject to a blocker provision that limits the amount issued at any time to 4.99% of the outstanding shares of Common Stock.  The Company has initially reserved 5,714,286 shares of Common Stock issuable upon the Conversion.

On May 17, 2016, the Investor agreed to exchange the Prior Notes (see note 5) for two new convertible notes (the “May 2016 Notes”) under two separate Securities Exchange Agreements which closed on May 17, 2016.  One note for the principal amount of $53,197 and the other for the principal amount of $62,547 for a combined aggregate principal amount of $115,744.  The May 2016 Notes bear a 5% interest per annum and are due on May 16, 2018. The May 2016 Notes may be prepaid at any time within 90 days of issuance. The May 2016 Notes can be convertible into shares of common stock of the Company at the discretion of the holder, at a price of $0.007 per share subject to a blocker provision that limits the amount issued at any time to 4.99% percent of the outstanding shares of Common Stock.  The Company has initially reserved 16,534,857 shares of Common Stock issuable upon the Conversion.

 At June 30, 2016, the Company had accrued interest of $1,087 in connection with the new notes.

The convertible notes contained a beneficial conversion feature with a combined intrinsic value of $155,744 for the three notes. The intrinsic value is based upon the difference between the market price of Zenosense’s common stock on the date of issuance and the conversion price of $0.007. The discount is being amortized through interest expense using the straight line method over the term of the notes. For the three and six months ended June 30, 2016, the Company recorded amortization of $1,087 on debt discount.

7.           Common Stock

On June 6, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “ Investor ”).  The transaction closed on June 8, 2016 (the “Closing”).

Under the terms of the SPA; the Investor purchased 9,589,512 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock ”), for a purchase price of $150,000 and a commitment by the Investor to provide unsecured convertible loans (the “ Commitment Loans ”) in an aggregate amount of $640,000. The Commitment Loans will be made in four individual amounts (individually the “Conversion Amount ” and collectively the “ Conversion Amounts ”). On or before September 20, 2016, the Investor will lend the Company a Conversion Amount of $180,000. On or before November 20, 2016, the Investor will lend the Company a Conversion Amount of $170,000. On or before January 20, 2016, the Investor will lend the Company a Conversion Amount of $170,000. On or before March 20, 2017, the Investor will lend the Company a Conversion Amount of $120,000. The Commitment Loans shall bear an interest rate of 10% per annum based on a 360 day year and are due 4 years from each respective issuance date (the “Maturity Date”). The Company may, at any time prior to the Maturity Date, prepay any unconverted amount of each respective Commitment Loan in full or in part. The Investor may, at any time prior to the Maturity Date of each respective Commitment Loan, convert any or all of the Conversion Amounts into Common Stock at the lower of either (a) $0.07 per share (subject to adjustment), or (b) a 15% discount to the 10 day VWAP provided that any such conversion is not at a price of less than $0.035 per share (subject to adjustment). In either scenario the total number of shares of Common Stock issued on conversion may not cause the total beneficial ownership by the Investor and its affiliates to exceed 4.99% of the outstanding shares of Common Stock. On the Maturity Date of each respective Commitment Loan any outstanding amount shall automatically and mandatorily convert into Common Stock at a price of $0.07 per share (subject to adjustment).

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

8.           Commitments

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

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, at the date of this report, the revised and approved budget is approximately $1,142,143, of which $769,787 has been advanced (including the amount advanced under the prior budget) as of June 30, 2016. The Company is currently committed to advancing approximately EUR656,000 (approximately $727,000), for research and development under the revised and approved budget, and subject to Sgenia meeting certain milestones. Some of the milestones have not been met as of June 30, 2016.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

On June 20, 2016 the Company entered into a joint venture arrangement by way of the MML SSA with the Partner utilizing a joint venture vehicle, MML, a UK Limited company under which the Company will own a 40% interest. MML is developing the Partner’s MIDS universal immunoassay detection technology with an initial focus on a novel POC Cardiac Device with the aim of developing a hand held device to support high sensitivity tests of various cardiac biomarkers to definitively identify or discount AMI, with accuracy equal or better than gold standard laboratory tests, within minutes.

The Company’s funding of MML is limited to an initial aggregate payment of £450,500 (approximately $580,000) for Phase 1 of which £92,857.14 ($130,000) has already been paid. In addition, The Company may be required to provide the Contingency to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $58,000) to be paid by the Company within 20 days of receiving a written notice from MML.

9.           Related Party Transactions

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company obtains his services as the Chief Executive Officer of the Company.  The agreement is now on a month-to-month basis. Mr. Gil receives a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement.   During the six months ended June 30, 2016, the Company recorded $30,553 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of June 30, 2016, the Company owes Mr. Gil $70,572.  No additional compensation based on net sales has been earned to date.

10.         Subsequent Events

After the close of the stock market on August 3, 2016, the Company effected a 1-for-7 reverse split of its common stock. The reverse stock split was approved by the Company’s board of directors. As a result, all common stock share amounts included in this filing have been retroactively adjusted by a factor of seven, and all common stock per share amounts have been increased by a factor of seven, with the exception of our common stock par value.

On August12, 2016, the Company amended Mr. Carlos Jose Gil’s service agreement to include additional compensation equal to 10% of the revenue received by Zenosense, Inc. from MML as a result of any future commercialization of the MIDS project.

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

General Overview

Zenosense, Inc. was incorporated on August 11, 2008 in the State of Nevada. In December 2013, we filed an amendment to our charter to change our name from “Braeden Valley Mines, Inc.” to “Zenosense, Inc.” and to increase the number of our authorized shares of Common Stock from 50,000,000 shares to 500,000,000 shares par value of $0.001.

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

In the summer of 2013, we started to look for other business opportunities.  We became interested in sensory technology devices for use in hospitals and health care environments.  During the latter part of the year, we began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”), and in December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. (“Sgenia”) and its subsidiaries Sgenia Soluciones, S.L. (“Sgenia Subsidiary”) and ZENON Biosystem, S.L. (“Zenon”), all of which were formed under the laws of Spain. The products currently being developed under the License Agreement include one to be used in the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) in the healthcare environment and another to be used to detect lung cancer in patients.  Under the terms of the License Agreement, we will provide Zenon with capital for the development of the devices that utilizes the Sgenia Technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, formulate, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.  The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology. In June 2016, we were presented the opportunity of involvement in a joint venture complementary to our current medical device development business plan and we entered into the MML SSA as a joint venture to develop the MIDS technology.

On June 20, 2016, we entered into a joint venture by way of a Subscription and Shareholders’ Agreement (“MML SSA”) with a third party medical detection device developer (“Partner”) utilizing a joint venture vehicle, MIDS Medical Ltd (“MML”), a UK Limited company of which we own a 40% interest awarded on July 1, 2016, in exchange for its participation and funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology platform  (“MIDS”). MML will have the right, under license, to use the MIDS Intellectual Property (“MIDS IP”) during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party.

The MML SSA provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of £450,500 (approximately $580,000 based on the current rate of exchange). The Partner made a Phase 1 Payment to MML, of $130,000 (the “First Payment”), which was converted to £92,857, Subsequent Phase 1 Payments are expected to be received as follows; (a) on or before September 20, 2016, a payment £106,093, (b) on or before November 20, 2016, a payment of £100,640; (c) on or before January 20, 2017 a payment of £100,640; and (d) on or before March 20, 2017 a payment of £50,320.

The MML SSA also provides for a contingency funding (the “Contingency”) to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $58,000) to be paid by us within 20 days of receiving a written notice from MML.

The MML SSA contains various provisions to govern the funding obligations of ours: if any Phase 1 Payment is not made within 14 days of it falling due (“Default”), our shareholding in MML may be reduced to zero unless otherwise agreed with the Partner; if no Contingency is drawn during Phase 1 the Partner will be awarded an enduring 2.5% profit after tax right in MML (“Override”) which will increase to a 15% Override if we decline to fund Stage 2; if we decline to fund Phase 2 and any Contingency has been drawn, the Partner will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert on a ratio of 1% Override to 1% of ordinary shares in the event of a sale of MML.

To fund our obligations under the License Agreement and MML SSA, to date we have sold shares of common stock on a private placement basis and converted funds advanced to the Company into common shares of the Company.

Plan of Operation

Our business plan is to develop devices to be used at the POC in hospitals and other medical care centers to detect AMI, MRSA/SA and the signs of lung cancer, and where necessary, to fund the medical trials of those medical devices.  Up to June 20, 2016 our principal activity since December 2013 has been funding the development of the Sgenia Products. Since then, our primary focus is the funding and co development of the MIDS technology platform to develop a hand held device to be used at the POC for the early detection of low levels of certain cardiac biomarkers using high sensitivity cardiac assays for the diagnosis of AMI. To date we have not been successful in securing funding for continued development of the Sgenia license and research. At June 30, 2016, we had a working capital deficit of $284,160.Our current cash assets are not sufficient to cover our current and expected expenses, including the funding obligation under the License Agreement and the SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Assuming that we are able  to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve (12) month period following funding in connection with the development of the Sgenia Products and the MIDS technology: (1) we will have to fund our obligations under the terms of the MML SSA in an amount of up to £402,643,(2) we will have to fund the future development expenses of Sgenia in the approximate amount of 656,000 euros, (3) payment of compensation to our officers, employees, and consultants of approximately $100,000, (4) legal, audit and reporting expenses of approximately $50,000, and (5) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

On June 20, 2016, the Company entered into a joint venture arrangement by way of a Subscription and Shareholders’ Agreement (“SSA”) with a third party medical detection device developer (“Partner”) utilizing a joint venture vehicle, MIDS Medical Ltd (“MML”), a UK Limited company of which the Company owns a 40% interest awarded on July 1, 2016, in exchange for its participation and funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology platform  (“MIDS”). MML will have the right, under license, to use the MIDS Intellectual Property (“MIDS IP”) during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party.

The SSA provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of £450,500 (approximately $650,000 based on the current rate of exchange). The Partner made a Phase 1 Payment to MML, of $130,000 (the “First Payment”), which was converted to £92,857, Subsequent Phase 1 Payments are expected to be received as follows; (a) on or before September 20, 2016, a payment £106,093, (b) on or before November 20, 2016, a payment of £100,640; (c) on or before January 20, 2017 a payment of £100,640; and (d) on or before March 20, 2017 a payment of £50,320.

The SSA also provides for a contingency funding (the “Contingency”) to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $64,000) to be paid by the Company within 20 days of receiving a written notice from MML.

The parties to the SSA envisage a second phase of development (“Phase 2”) to follow Phase 1. This is expected to be over a similar timeframe and at a similar cost. MML may independently obtain funding for Phase 2 at MML’s option, or invite the Company to fund.

The SSA contains various provisions to govern the funding obligations of the Company: if any Phase 1 Payment is not made within 14 days of it falling due (“Default”), the Company’s shareholding in MML may be reduced to zero unless otherwise agreed with the Partner; if no Contingency is drawn during Phase 1 the Partner will be awarded an enduring 2.5% profit after tax right in MML (“Override”) which will increase to a 15% Override if the Company declines to fund Stage 2; if the Company declines to fund Phase 2 and any Contingency has been drawn, the Partner will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert on a ratio of 1% Override to 1% of ordinary shares in the event of a sale of MML.

At no time prior to a sale will the Company’s ownership interest in MML’s shares be less than 30% unless the Company is in Default. Provided that each Phase 1 Payment is made within 14 days of falling due the Company also has additional control rights over MML including representation on the board of directors, rights over the appointment and employment of senior management persons, indebtedness, major transactions, budget approval rights, accounting practices and general operational management supervisory rights.

As a condition of the SSA, MML has entered into Supply of Services Agreements under which it receives the services of key personnel related to the MIDS development.

Demand is increasing for Point of Care (“POC”) tests that can detect very low concentrations of a target analyte and to quantify the result.  Current lateral flow based immunoassays can detect analyte at high levels of concentration.  However, at low concentration levels, the assay system requires amplification either of the signal or the target, which will typically increase the complexity and the costs of the testing device.  Consequently, current POC tests remain largely unreliable for targets that require quantification.

We believe there to be an opportunity to develop a universal immunoassay based POC testing system which:

●
Is capable of detecting biomarkers at a nanoparticle level, providing fully quantitative measurement of results i.e. giving a numerical value for each biomarker detected and not just an indication on whether a specified biomarker is actually present,

●	Is capable of multiplexing i.e. performing multiple types of test from the same sample,
●	Provides full connectivity and networking for collection, storage and transfer of data and results,
●	Displays test results in minutes (less than 8 minutes for a panel of up to 3 tests),
●	Requires a finger prick sample size for a single test,
●	Utilizes a handheld reader and single disposable cartridge designed to be operated by a minimally trained person, requiring modest manual operation, other than for sample collection,
●
Contains all necessary reagents and where all steps are automated into an integrated encompassing pre-treatment, analyte specific reaction, signal production, signal reaction and final result: from sample to result in one step,

●	Can be adapted to perform different immunoassays for testing in areas such as infectious diseases, drugs of abuse or oncology, especially where rapid diagnosis is critical, and
●	Has a simple system design, requiring minimal direct input costs and inline manufacturing processes to keep unit costs as low as possible.

The MML plan is to develop the MIDS platform initially for the cardiac marker POC testing market, these markers being measured to evaluate heart function.  Cardiac markers are used in the diagnosis and risk stratification of patients with chest pain and suspected acute coronary syndrome.  The detection of these markers is used to diagnose acute myocardial infarction (“AMI”) and its severity, typically troponin (cTnI or cTnT), myoglobin and Creatine kinase MB isoenzyme (CK-MB).

Standard procedure for chest pain patients is an immediate ECG, complemented by blood tests for the cardiac markers Troponin I or T, to diagnose AMI. However, the sensitivity of an ECG is recognized as only around 55%-75% accurate. And these standard Troponin tests provide only guidance; as troponin levels rise over time and are difficult to detect during the early stages. The solution is the detection of very low levels of cardiac markers (Troponin I and T) using high sensitivity cardiac Troponin assays (biomarker detection/measurement process). Gold standard laboratory analyzers currently required to run these tests can give up to a 99.6% Negative Predictive Value (the probability of no AMI): two thirds of suspect patients might be “ruled out” and safely discharged early. However, laboratory analyzers are located centrally, extremely expensive and slow to turnaround results (typically 60 minutes).

MML intends to develop its unique technology platform into a hand-held device for use anywhere, designed to equal or exceed gold standard laboratory levels of accuracy. MML believes it can develop a cardiac device (“MIDS Cardiac”) with a number of key features; a) deliver definitive results at the POC within minutes with a single Troponin I or T test within 3 minutes and three panel test (additional cardiac biomarkers) within 8 minutes, b) accuracy equal or superior to gold standard laboratory high sensitivity assays, c) patient friendly requiring a market leading 5 microliter finger prick blood sample per tested analyte, d) automated operation suitable for use by minimally trained personnel and, e) at a fraction of the cost of laboratory analyzers and results not requiring interpretation from specialized medical personnel.

The global market for cardiac biomarker diagnostic tests is projected to reach $7.2 billion by 2018, of which $1.16 billion is expected to be served by POC devices. The POC market is in its infancy; existing POC hand held devices not accurate or reliable enough to definitively exclude AMI. MML’s ultimate goal is to match or exceed current gold standard” high-sensitivity cardiac assays, currently carried out on relatively slow, hugely expensive laboratory analyzers. One multinational diagnostic company claiming the highest levels of accuracy on the market for a POC cardiac marker device, in reality achieves a mere 65% sensitivity. This poor sensitivity comes nowhere near what MML believes the MIDS Cardiac can achieve. Despite the shortcomings of  POC cardiac devices currently on the market, 100’s of millions of dollars per year are generated from device and strip sales which only aid the diagnosis of AMI in conjunction with ECG and clinical symptoms. Should the development of MIDS Cardiac be successful we believe the device will deliver unparalleled levels of accuracy, reliability, ease of use and cost savings.

MIDS IP (under license to MML)

The MIDS technology platform is protected by numerous patent applications now in the national phase in key geographic areas and already granted in China (grants in other territories almost certain to follow shortly).

•   PCT application number PCT/GB2011/050749
•   EP application number 11724436.8
•   USA application number 13809367
•   China application number 201180025701.5 (Granted)
•   India application number 9624/CHENP/2012

The MML technical team has world class expertise and technical know-how of the application of magnetism to medical testing.  This knowledge, alongside their commercial experience of the POC market, puts MML in an excellent situation to develop and commercialise MIDS Cardiac. MMLis well positioned to become a leading innovator in this field.  The MML development team has:

●
Unparalleled expertise in the field of quantitative micro-magnetic and luminescence measurement techniques and applying that specialism to measure density and behaviour of particulate markers within body fluids.

●
Thirty years of experience in magnetic measurement and magnetic sensor (Hall Effect and Bio-Sensors) design and specifically in magnetic nano-particle applications within the medical and bio-engineering POC field.

●	High level experience of dealing with the measurement of changes within body fluids and tissues in micro and nano environments.
●
Extensive experience in the design and development of small, low cost POC measurement devices that read changes occurring on input strips, both from an engineering, physics (optics and magnetic), reader software and end user perspective.

●	Clear understanding of quality standards, timescales, processes and testing rigours required in the POC healthcare area.
●	Established relationships with commercial partners capable of creating licence revenue for enhancements of existing market products and to develop multiple new revenue streams from new applications.
●	A broad skills base across its management team covering scientific, technical and financial expertise. Team members have experience of closing deals related to products in this sector.
Liquidity and Capital Resources

As of June 30, 2016 and December 31, 2015, our total assets were $137,170 and $5,156, respectively, and our total current liabilities were $318,063 and $261,301 respectively.  As of June 30, 2016, we had a working capital deficit of $179,806.  Our financial statements report a net loss of $46,733 and $74,748 for the three and six months ended June 30, 2016, respectively.

We have had recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.  Our financial statements reflect that there is a going concern qualification.

Currently, we have only limited cash and similar assets, which do not allow us to continue with the funding obligations of the license with Sgenia or our obligations under the MML SSA.  The License Agreement has not been declared in default. Further funding of the development project is not yet due as Sgenia has not completed the current stage of development terms.

As noted in our financial statements, in March 2016, we received notice of default on the Prior Notes. On May 17, 2016, we exchanged the Prior Notes for the May 2016 Notes (as defined in the financial statements).

Additionally, we received $40,000 as a further cash investment from the Investor on April 26, 2016, which was subscribed for after the Investor declared the default.The Company issued the April 2016 Note (as defined in the financial statements) in a principal amount of $40,000.00 to the Investor. The April 2016 Note and the May 2016 Notes contain standard anti-dilution provisions and other customary representations, warranties and covenants by, among and for the benefit of the parties.  Additionally, the Investor has the right of first refusal in any future equity financing and impose restrictions on the Company’s ability to make distributions to its shareholder, repurchase shares of Common Stock, incur certain liabilities or sell assets.  Notwithstanding the foregoing, the Company is permitted to raise additional capital relating to the Development and Exclusive License Agreement, effective December 4, 2013, as amended.  The April 2016 Note and the May 2016 Notes also include customary event of default provisions and impose penalties on the Company in certain default events.

On June 6, 2016, we received a cash investment of $150,000 from an accredited investor in exchange for the issuance of 9,589,512 of common stock. The use of proceeds required the funds to be applied to participating in the MML project and for general working capital. The investor is required to provide additional loans in an aggregate amount of $640,000 to be applied to the Company’s ongoing obligations under the SSA and for general working capital.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2015, which are included in our Form 10-K, filed on May 20,2016.

Three Months Ended June 30, 2016 and 2015

Operating Expenses

Our operating expenses for the three months ended June 30, 2016 and 2015 are outlined in the table below:

	Three Months Ended
	June 30
	2016	2015
General and administrative expenses	$43,859	$30,227

General and administrative expenses have increased as a result of increased consulting services and an increase in our legal and accounting fees.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows	Three Months Ended June 30, 2016	Three MonthsEnded June 30,2015
Net Cash Used in Operating Activities	$(53,380)	$(14,709)
Net Cash Used in Investing Activities	$(130,000)	$-
Net Cash Provided by Financing Activities	$190,000	$10,000
Cash increase (decrease) during the period	$6,620	$(4,709)

We had cash of $7,170 and $989 as of June 30, 2016 and December 31, 2015, respectively. We had a working capital deficit of $180,893 as of June 30, 2016, compared to working capital deficit of $256,145 as of December 31, 2015.

We used cash in operations of $53,380during the three months ended June 30, 2016, for funding the advance due under the MML SSA and certain expenses.  We have not funded the Sgenia license during this period due to a lack of available funds and the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.

During the three months ended June 30, 2015, cash used in operations of $14,709, mainly due to our corporate obligations and SEC reporting.

Six Months Ended June 30, 2016 and 2015

Operating Expenses

Our operating expenses for the six months ended June 30, 2016, and June 30, 2015, are outlined in the table below:

	Six Months Ended
	June 30
	2016	2015
Research and development expenses	$-	$
General and administrative expenses	$70,467		$70,241

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net Cash Used in Operating Activities	$(53,819)	$(33,794)
Net Cash Used in Investing Activities	$(130,000)	$-
Net Cash Provided by Financing Activities	$190,000	$30,000
Cash increase (decrease) during the period	$6,181	$(3,794)

We had cash of $7,170 and $989 as of June 30, 2016 and December 31, 2015, respectively. We had a working capital deficit of $180,893 as of June 30, 2016, compared to working capital deficit of $256,145 as of December 31, 2015.

We used cash in operations of $53,819 during the six months ended June 30, 2016, principally for funding the advance due under the MML SSA and our corporate obligations and SEC reporting.  We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.  During the six months ended June 30, 2015, cash used in operations of $33,794, mainly due to our corporate obligations and SEC reporting.

We used cash in investing activities of $130,000 during the six months ended June 30, 2016, due to the joint venture agreement with MIDS Medical Ltd.

We received $40,000 of cash proceeds from a loan during the three months ended June 30, 2016.  During the six months ended June 30, 2015, we received $30,000 of cash proceeds from two loans.

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

ITEM 3.                               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4                                CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of June 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2016, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1                                LEGAL PROCEEDINGS

None.

ITEM 1A                             RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K, which was filed with the Securities and Exchange Commission on May 23,2016.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4                                MINE SAFETY DISCLOSURES

N/A.

ITEM 5                                OTHER INFORMATION

None.

ITEM 6                                EXHIBITS

Exhibit                                Document Description
No.
10.1*	Form of Share Exchange Agreement, dated May 17, 2016, between the Company and certain Note Holder.
10.2*	Form Convertible Promissory Note, dated May 17, 2016, issued by the Company
10.3*	Form of Securities Purchase Agreement, dated June 6, 2016, between the Company and an accredited investor.
10.4	Subscription and Shareholders' Agreement (incorporated by reference to Exhibit 10.2 of the Form 10-Q of Bio-AMD, Inc., filed with the Securities and Exchanage Commission on August 15, 2016.)
31.1*	Certification of Principal Executive Officer who is also the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer who is also the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

ZENOSENSE, INC.

Date: August 22, 2016	By:	/s/Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)