Form 10-Q
period 2016-09-30
ZENOSENSE, INC.
filed 2016-11-14
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 16,677,451 common shares issued and outstanding as of November 11, 2016

ZENOSENSE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1                                Financial Statements
ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of September 30, 2016 and December 31, 2015 and
For the Three and Nine Months Ended September 30, 2016 and 2015

TABLE OF CONTENTS

Page
Balance Sheets (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 to F-8

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets
Cash	$23,875	$989
Investment in equity method joint venture	158,290	-
Prepaid expense	-	4,167
Total assets	$182,165	$5,156

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expense	$24,394	$33,850
Accounts payable and accrued expense – related party	85,671	49,951
Loan payable	-	110,000
Convertible notes, net of discount	246,280	-
Stock payable	67,500	67,500
Total liabilities	423,845	261,301

Stockholders’ Deficit:
Common stock 500,000,000 common stock authorized shares, $0.001 par value issued and outstanding 16,677,451 and 7,087,919 respectively	16,677	7,088
Additional paid in capital	1,188,208	1,047,797
Accumulated deficit	(1,446,565)	(1,311,030)
Total stockholders’ deficit	(241,680)	(256,145)
Total Liabilities and Stockholders’ deficit	$182,165	$5,156

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015
 (Unaudited)
	Three Months ended September 30, 2016	Three Months ended September 30, 2015	Nine Months ended September 30, 2016	Nine Months ended September 30, 2015

Revenues	$-	$-	$-	$-

Expense
Research and development expense	$-	$32,215	$-	$32,215
General and administrative expense	27,627	30,003	98,094	100,243
Total expenses	27,627	62,218	98,094	132,458

Loss from operations	(27,627)	(62,218)	(98,094)	(132,458)

Other income/(expense)
Interest expense	(31,450)	(1,317)	(35,731)	(2,317)
Loss in equity method investment	(1,710)	-	(1,710)	-
Total other expense	(33,160)	(1,317)	(37,441)	(2,317)

Net loss	$(60,787)	$(63,535)	$(135,535)	$(134,775)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	16,677,451	7,087,828	11,182,619	7,087,828

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
 Statements of Cash Flows
For the Nine Months Ended September 30, 2016 and 2015
(Unaudited)

	September 30, 2016	September 30, 2015

Operating Activities
Net loss	$(135,535)	$(134,775)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	30,536	-
Loss in equity method investment	1,710	-
Changes in operating assets and liabilities:
Prepaid expense	4,167	(6,667)
Accounts payable and accrued expense	(3,712)	19,377
Accounts payable and accrued expense – related party	35,720	29,595
Cash used in operating activities	(67,114)	(92,470)

Investing activities
Investment in joint venture	(160,000)	-
Cash used in investing activities	(160,000)	-

Financing activities
Proceeds from third party loan	-	90,000
Proceeds from sales of common stock	150,000	-
Proceeds from convertible notes payable	100,000	-
Cash provided by financing activities	250,000	90,000

Net increase (decrease) in cash	22,886	(2,470)

Cash, beginning of period	989	4,423

Cash, end of period	$23,875	$1,953

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Conversion from loans payable and accrued interest to convertible notes	$115,744	$-

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

On November 22, 2013, the Company filed a certificate of amendment with the State of Nevada to change its name from “Braeden Valley Mines, Inc.” to “Zenosense, Inc.” and to increase the Company’s authorized shares of common stock from 50,000,000 to 500,000,000, par value $0.001 per share.

Effective December 4, 2013, the Company entered into a development and exclusive license agreement (“License Agreement”) whereby the Company will provide a third party with capital for the development of the sensory   technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and other improvements and variations to the products based on that technology (the “Sgenia Products”) to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting Sgenia Products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement was modified in April 2014 and July 2014 to extend it to cancer sensory products and to modify and extend the development schedule and change the research funding budget to accommodate a lung cancer product as well as the MRSA/SA product.

On June 20, 2016, the Company entered into a joint venture arrangement by way of a Subscription and Shareholders’ Agreement (“MML SSA”) with a third party medical detection device developer (“Partner”) utilizing a joint venture vehicle, MIDS Medical Ltd (“MML”), a UK Limited company.  As of July 1, 2016, the Company owns a 40% interest in MML in exchange for providing funding to MML during a Phase 1 and prospectively during a Phase 2 development of a universal immunoassay detection technology platform (“MIDS”) with an initial focus on the development of a novel Point of Care (“POC”) cardiac device (“MIDS Cardiac™”). MML will have the right, under license from the Partner, to use the MIDS Intellectual Property (“MIDS IP”) during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party.

The MIDS technology will incorporate what we believe to be a novel microfluidic strip design, magnetic nanoparticle manipulation, and a unique double detection technique using bespoke ‘Hall Effect’ sensors and a bespoke optical sensor which, when combined, will increase significantly the sensitivity and accuracy of the result.

The MIDS technology platform has the potential to be adaptable to a large array of other POC immunoassay tests, taking them to a whole new level of accuracy, lower cost, ease of use, and speed of testing.  We believe that such a multi-capability POC device, with laboratory gold standard accuracy, could be used to test for conditions such as Chlamydia, prostate, colorectal and other cancers, stroke, sports anti-doping, drugs of abuse, insulin levels, H. Pylori, inflammatory & autoimmune disease, influenza, Legionella, osteoporosis, endocrine levels, respiratory viruses, pneumonia, blood infections, streptococcus, meningitis, rheumatism, hepatitis, HIV, Viral infection, among others.

2.           Basis of presentation

The accompanying unaudited interim consolidated financial statements of Zenosense, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on May 23, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended December 31, 2015, as reported on Form 10-K, have been omitted.

3.           Going Concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $1,446,565 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and pursue its investment in MML and does not expect to attain profitability in the near future. Since its inception, the Company has funded its operations through short-term borrowings, advances, and equity investments. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to be able to meet its business objectives, including its anticipated cash needs for working capital for the next fiscal year.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the pursuing its currently planned business operations, or if obtained, whether the funding will be on terms acceptable and/or favorable to the Company.

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

Investments in unconsolidated Affiliates

We apply the equity method of accounting where we can exert significant influence over, but do not control or direct, the policies, decisions or activities of the entity. We use the cost method of accounting where we are unable to exert significant influence over the entity. Entities are required to periodically review their equity and cost method investments to determine whether current events or circumstances indicate that the carrying value of the investments may be impaired. We evaluate our cost method investment for impairment when there are indicators of impairment. If indicators suggest impairment we will perform an impairment test to assess whether an adjustment is necessary. The impairment test considers whether the fair value of our cost method investment has declined and if any such decline is other than temporary. If a decline in fair value is determined to be other than temporary, the investment’s carrying value is written down to fair value.

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

Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2016, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently Adopted Accounting Standards

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)
5.           Equity Method Investment

On June 20, 2016, the Company entered into a joint venture arrangement with the Partner, using the joint venture vehicle, MML, a UK limited company. The Company owns a 40% interest in MML. MML is developing the Partner’s MIDS universal immunoassay detection technology with an initial focus on developing a novel POC cardiac device that would be a hand held device able to support high sensitivity tests of various cardiac biomarkers to definitively identify or discount AMI, with accuracy equal or better than gold standard laboratory tests, within minutes.

The Company accounts for its investment in MML using equity method of accounting

The Company evaluated its relationship with MML to determine if it was a variable interest entity (“VIE”) as defined in ASC 810-10 and whether the Company was the primary beneficiary of MML, in which case consolidation with the Company would be required. The Company determined that MML qualifies as a VIE but the Company is not considered as the primary beneficiary. The Company’s investment in MML qualifies for the equity method of accounting since the Company has the ability to exert significant influence over MML through common ownership and management

Through September 30, 2016, the Company has invested $160,000 in MML. For the nine months ended September 30, 2016, the Company recognized $1,710 loss in its equity method investment in MML.

6.           Loans Payable

On November 2, 2015, four promissory notes (the “Prior Notes”) previously owed to a third party were assigned to a new party (the “Note Holder”) for a total of $110,000 in principal, plus accrued interest of $3,647 as of that date. The Prior Notes bear interest of 5% and are due on demand.  At May 17, 2016, the Company had accrued interest of $5,744 in connection with the Prior Notes.

On March 29, 2016, the Note Holder gave notice that it demanded repayment of all principal amounts and accrued interest outstanding on the Prior Notes, due within 90 days of the demand notice. No further action was taken in respect of the demand; however, on May 17, 2016, the Note Holder agreed to exchange the Prior Notes and accrued interest then totaling $115,744 for two new convertible notes.

7.           Convertible Debt

On April 20, 2016, the Note Holder agreed to a loan of $40,000, and the Company issued a convertible note in a principal amount of $40,000 (the “April 2016 Note”).  The April 2016 Note bears interest at 5% per annum and is due on April 19, 2018.  The April 2016 Note may not be prepaid.  As of September 20, 2016, the April 2016 Note became convertible into shares of common stock (the “Conversion”) of the Company, at the discretion of the holder, at a price of $0.007 per share, subject to a blocker provision that limits the amount of common stock that may be issued at any time to 4.99% of the then outstanding shares of common stock.  The Company has initially reserved 5,714,286 shares of Common Stock issuable upon the conversion feature.

On May 17, 2016, the Note Holder agreed to exchange the Prior Notes (see note 6) for two new convertible notes (the “May 2016 Notes”) under two separate Securities Exchange Agreements.  One note is for the principal amount of $53,197 and the other for the principal amount of $62,547, for a combined aggregate principal amount of $115,744.  The May 2016 Notes bear interest at 5% per annum, are due on May 16, 2018 and may not be prepaid by the Company. The May 2016 Notes can be converted into shares of common stock of the Company at the discretion of the holder, at a price of $0.007 per share, subject to a blocker provision that limits the amount of common stock that may be issued at any time to 4.99% percent of the outstanding shares of common stock.  The Company has initially reserved 16,534,857 shares of Common Stock issuable upon the conversion feature.

At September 30, 2016, the Company had accrued interest of $3,230 in connection with the April 2016 and the May 2016 Notes.

The April 2016 and May 2016 Notes have a beneficial conversion feature with a combined intrinsic value of $155,744 for the three notes as of September 30, 2016. The intrinsic value is based upon the difference between the market price of Zenosense’s common stock on the date of issuance and the conversion price of $0.007 The discount is being amortized through an interest expense using the straight line method over the term of the notes. For the three and nine months ended September 30, 2016, the Company recorded amortization of $30,495 on the debt discount.

On September 29, 2016, the Company issued an unsecured convertible note (the “October 2016 Note”) in the principal amount of $60,000, to the Note Holder in exchange of a loan of $60,000. Under the October 2016 Note, the Company also granted an option  to the Note Holder to provide four additional unsecured convertible loans to the Company (the “Option Loans”), in the following amounts: (a) on or before October 31, 2016, an amount of $140,000; (b) on or before November 30, 2016, an amount of $170,000 (c) on or before January 31, 2017, an amount of $180,000; and (d) on or before March 31, 2017, an amount of $100,000.

The terms and conditions of certain commitment loans (see Note 8 below), the Option Loans and the October 2016 Note (collectively the “New Loans”) are the same (conversion and floor prices having been adjusted in line with the terms of the commitment loans at the time of the reverse stock split completed on August 4, 2016), and bear an interest rate of 10% per annum, based on a 360 day year, and are due four years from the issuance date (the “Maturity Date”). The Company may, at any time prior to the Maturity Date, prepay any unconverted amount of the New Loans in full or in part. The Note Holder may, at any time prior to the Maturity Date convert any or all of the New Loans into shares of common stock of the Company (the “Common Stock”) at either (a) $0.07 per share (subject to adjustment), or (b) a 15% discount to the 10-day Volume Weighted Average Price per share, provided that any such conversion is not at a price of less than $0.035 per share (subject to adjustment). In either scenario the total number of shares of Common Stock issued on conversion may not cause the total beneficial ownership held by the Investor and its affiliates, or the Note Holder and its affiliates to exceed 4.99% of the outstanding shares of Common Stock. On the Maturity Date of each of the New Loans any outstanding amount shall automatically and mandatorily convert into Common Stock at a price of $0.07 per share (subject to adjustment). The New Loans also contain standard anti-dilution provisions.

The Company evaluated the October 2016 Note to have a beneficial conversion features with an intrinsic value of $53,486. The intrinsic value is based upon the difference between the market price of Zenosense’s common stock on the date of issuance and the conversion price of $0.07. The discount is being amortized through an interest expense using the straight line method over the term of the notes. For the three months ended September 30, 2016, the Company recorded amortization of $41 on the debt discount.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

8.           Common Stock

On June 6, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with an accredited investor (the “Investor”).  The transaction closed on June 8, 2016.

Under the terms of the SPA; the Investor purchased 9,589,512 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $150,000 and a commitment by the Investor to provide a series of unsecured convertible loans (the “Commitment Loans”) in an aggregate loan amount of $640,000, payable in four individual amounts, the first payment due by September 20, 2016, the Note Holder retaining the right of first refusal on the Commitment Loans. The first Commitment Loan was not entered into due to the capital requirements of the Company being less than anticipated, primarily due to lower than expected MML development costs during the quarter, which allowed for an amendment to the MML funding obligations of the Company. Consequently, the Company issued the October 2016 Note in the amount of $60,000 rather than draw upon the Commitment Loans.

On September 29, 2016, the Investor, the Company and the Note Holder entered into an amendment to the SPA pursuant to which the Investor, the Note Holder and the Company agreed that should the Note Holder elect to provide the Option Loans, the Investor will not be required to, or will it be permitted to, provide the Commitment Loans. In the event the Note Holder does not provide the Option Loans, the Investor will be required to provide the Commitment Loans in an amended aggregate amount of $580,000, on dates and in amounts to be agreed between the Investor and the Company.

After the close of the stock market on August 3, 2016, the Company implemented a 1-for-7 reverse split of its common stock. All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for this reverse stock split.

9.           Commitments

Sgenia License Agreement

On December 4, 2013, the Company entered into a License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, “Sgenia”) for the development of the Sgenia Products, to be based on the Sgenia sensory technology.  Pursuant to the License Agreement, the Company will obtain a worldwide exclusive license to manufacture, market and sell the resulting Sgenia Products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The Company entered into three amendments (the “Amendments”) to the License Agreement to modify and extend the Sgenia Products to include a lung cancer product and change the product development schedule and the research funding budget to accommodate the additional lung cancer product as well as the continuation of the development of the MRSA/SA product.

Additionally, the objectives of the development stages and the milestones were modified to reflect the current state of development of each of the Sgenia Products. Under the License Agreement, the Company is funding the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia and accepted by the Company. The funding will be provided on an advance basis, per month, based on agreed development stages. In return, the Company will have the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for 40 years, subject to a limitation on the inclusion of Spain in the territory. All intellectual property developed by Sgenia at any time during the term related to manufacturing, formulating and/or packaging process shall be shared ownership and licensed to  the Company on a royalty-free basis.

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

The Company’s funding of the MRSA/SA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2014, the revised and approved budget is approximately $1,142,143, of which $769,787 has been advanced (including the amount advanced under the prior budget) as of September 30, 2016. The Company is currently committed to advancing approximately EUR656,000 (approximately $718,000), for research and development under the revised and approved budget, and subject to Sgenia meeting certain milestones. Some of the milestones have not been met as of September 30, 2016, reflecting a slowing of the research and development of the Sgenia Products. The Company cannot determine at this time whether or not the Sgenia Products will be fully developed, which will also limit the funding obligations of the Company under the License Agreement. The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

MML Funding Arrangement

The Company’s funding of MML was limited to an initial committed aggregate payment of £450,500 (approximately $650,000 at exchange rates prevailing at the time of the MML SSA) for Phase 1 of which $160,000 has been paid. In addition, the Company may be required to provide an additional £45,000 (approximately $55,000 at current exchange rates) to be available after March 31, 2017,  payable within 20 days after the Company received written notice from MML.

On September 29, 2016, the MML SSA commitment was amended to provide for the total amount of $650,000, payable under an amended timetable; all the other provisions of the MML SSA remained in force. Under the amendment, the Company has made payments to MML of $130,000 on August 2, 2016 and $30,000 on October 1, 2016. Subsequent payments are expected to be made as follows; (a) on or before October 31, 2016, a payment $110,000, (b) on or before November 30, 2016, a payment of $152,500; (c) on or before January 31, 2017 a payment of $152,500; and (d) on or before March 31, 2017 a payment of $75,000.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

10.           Related Party Transactions

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company obtains his services as the Chief Executive Officer of the Company.  The agreement is now on a month-to-month basis. Mr. Gil receives a base salary and additional compensation, if any, to be equal to 10% of the net sales generated from the License Agreement. On August 12, 2016, the Company amended Mr. Carlos Jose Gil’s service agreement to include additional compensation, if any, to be equal to 10% of the revenue received by Zenosense, Inc. from MML as a result of any future commercialization of the MIDS project.

During the nine months ended September 30, 2016, the Company recorded $45,539 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of September 30, 2016, the Company owes Mr. Gil $85,671.  No additional compensation based on net sales has been earned to date.

11.           Subsequent Events

On October 18, 2016, the Note Holder entered into a Debt Purchase and Assignment Agreement (the “Assignment Agreement”) with an accredited investor as defined in Rule 501(a) of the 1933 Securities Act (the “Junior Holder”), whereby the Junior Holder purchased $42,000 of the principle amount of one of the May 2016 Notes. Under the terms of the Assignment Agreement; (a) the portion of the May 2016 Note held by the Junior Holder (such portion being referred to as the “Junior Note”) will be subordinate to the portion of the May 2016 Note held by the Note Holder (such portion being referred to as the “Senior Note”) and all other debt of the Note Holder issued by the Company at all times that the Company has any obligations under the Senior Note or any other debt securities issued to the Note Holder, and all actions requiring permission from the Note Holder as set out in the May 2016 Note and the Exchange Agreement will remain in place and the Junior Note will be amended to reflect these rights; and (b) the Junior Note will be amended whereby the Junior Holder will not be permitted to convert any of the Junior Note into shares of common stock of the Company unless the trading price of the Company’s securities is equal to or greater than $0.15 per share based on the average volume weighted price of the preceding five trading days.

On October 27, 2016, the Company issued an unsecured note (the “November 2016 Note”) in the principal amount of $140,000, to the Note Holder in exchange of a loan of $140,000. The November 2016 Note is the first out of the four Option Loans and the Note Holder retains the option to provide the balance of the Option Loans. The terms of the November 2016 Note are listed in note 7 above.

On November 1, 2016, after notice from the Note Holder, the Company reissued one of the May 2016 Notes (the “$62,547 May 2016 Note”)  in the amounts of $42,000 and $ 21,968 (which includes the full amount of the interest due through November 1, 2016 on the $62,547 May 2016 Note) under two separate new notes. The terms of the $42,000 note were modified to make it subordinate to the note in principal amount of $21.968, but otherwise the two notes are basically the same and generally carry forward the terms of the May 2016 Notes.

ITEM 2.                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Respective statements concerning the development of both MIDS Cardiac™ and other devices under development have been made based on information obtained from MIDS Medical Ltd. and Zenon Biosystem, which the Company believes to be accurate, but have not been independently verified.

As used in this quarterly report, the terms “we,” “us,” “our,” “our company” and “Zenosense” mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries aside from our 40% interest in MML.

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

In the summer of 2013, we started to look for new business opportunities.  We became interested in sensory technology devices for use in hospitals and health care environments.  During the latter part of the year, we began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”), and in December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. (“Sgenia”) and its subsidiaries Sgenia Soluciones, S.L. (“Sgenia Subsidiary”) and ZENON Biosystem, S.L. (“Zenon”), all of which were formed under the laws of Spain. The products currently being developed under the License Agreement include one to be used in the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) in the healthcare environment and another to be used to detect lung cancer in patients.  Under the terms of the License Agreement, we will provide Zenon with capital for the development of the devices that utilizes the Sgenia Technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, formulate, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.  The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology.

In June 2016, we were presented the opportunity of involvement in a joint venture complementary to our current medical device development business plan and we entered into a joint venture to develop the MIDS technology. On June 20, 2016, we entered into a joint venture by way of the MML SSA with the Partner utilizing a joint venture vehicle, MML, a UK Limited company of which we own a 40% interest as of July 1, 2016. Our interest in MML was obtained in exchange for a funding commitment to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology platform. MML will have the right, under license, to use the MIDS IP during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party.

To fund our obligations under the License Agreement and MML SSA, to date we have sold shares of common stock on a private placement basis, issued convertible debt and converted funds advanced to the Company into common shares of the Company.

Plan of Operation

Our business plan is to develop devices to be used at the POC in hospitals and other medical care centers to detect AMI, MRSA/SA and the signs of lung cancer, and where necessary, to fund the medical trials of those medical devices. Up to June 20, 2016, our principal activity since December 2013 was funding the development of the Sgenia Products. Because the development activities of the Sgenia Products has slowed, and certain milestones have not been achieved, one of which is the start of hospital testing, we have not been providing additional funding for the development of the Sgenia Products. Additionally, we have not been successful in obtaining our funding for further development of the Sgenia Products.

As a result of the our participation in MML, our primary focus since June 2016 has shifted to the funding and co-development of the MIDS technology platform to develop a hand held device, MIDS Cardiac™, to be used at the POC for the early detection of low levels of certain cardiac biomarkers, using high sensitivity cardiac assays for the diagnosis of AMI.

The MML SSA provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of £450,500 (approximately $650,000 based on the rate of exchange on entering the MML SSA). The Company made a Phase 1 Payment to MML, of $130,000 (the “First Payment”), which was converted to £92,857. Subsequent Phase 1 Payments were expected to be received as follows; (a) on or before September 20, 2016, a payment £106,093, (b) on or before November 20, 2016, a payment of £100,640; (c) on or before January 20, 2017 a payment of £100,640; and (d) on or before March 20, 2017 a payment of £50,320. The MML SSA also provides for a contingency funding (the “Contingency”) to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $58,000) to be paid by us within 20 days of receiving a written notice from MML.

On September 29, 2016, the Company amended the MML SSA (the “Amendment”) to postpone certain anticipated Phase 1 Payments. The outstanding Phase 1 Payments have been amended to be in the following amounts on specified dates: (a) on September 30, 2016, a payment of $30,000, which has been paid; (b) on or before October 30, 2016, a payment of $110,000; (c) on or before November 30, 2016, a payment of $152,500; (d) on or before January 30, 2017 a payment of $152,500; and (e) on or before March 31, 2017, a payment of $75,000, making the aggregated Phrase 1 Payments, including the first payment of $130,000, equal to $650,000. All other provisions and terms of the MML SSA, including the Contingency, remain in force.

The parties to the MML SSA envisage a second phase of development (“Phase 2”) to follow Phase 1. This is expected to be over a similar timeframe and at a similar cost. MML may independently obtain funding for Phase 2 at MML’s option, or invite the Company to fund.

The MML SSA contains various provisions to govern our funding obligations: if any Phase 1 Payment is not made within 14 days of it falling due (“Default”), our shareholding in MML may be reduced to zero unless otherwise agreed with the Partner; if no Contingency is drawn during Phase 1 the Partner will be awarded an enduring 2.5% profit after tax right in MML (“Override”) which will increase to a 15% Override if we decline to fund Stage 2; if we decline to fund Phase 2 and any Contingency has been drawn, the Partner will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert on a ratio of 1% Override to 1% of ordinary shares in the event of a sale of MML.

At no time prior to a sale will the Company’s ownership interest in MML’s shares be less than 30% unless the Company is in Default. Provided that each Phase 1 Payment is made within 14 days of falling due, the Company also has additional investor control rights over MML, including representation on the board of directors, rights over the appointment and employment of senior management persons, incurring indebtedness, entry into major transactions, budget approval rights, accounting practices and general operational management supervisory rights.

As a condition of the MML SSA, MML has entered into Supply of Services Agreements under which it receives the services of key personnel related to the MIDS development.

At September 30, 2016, we had a working capital deficit of $241,680. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Assuming that we are able to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve (12) month period following funding in connection with the development of the Sgenia Products and the MIDS technology: (1) we will have to fund our obligations under the terms of the MML SSA as amended in a minimum total amount of $490,000,(2) we will have to fund the future development expenses of Sgenia in the approximate amount of 683,000 euros, (3) payment of compensation to our officers, employees, and consultants of approximately $100,000, (4) legal, audit and reporting expenses of approximately $50,000, and (5) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, our total assets were $182,165 and $5,156, respectively, and our total current liabilities were $423,845 and $261,301 respectively.  As of September 30, 2016, we had a working capital deficit of $241,680.  Our financial statements report a net loss of $60,787 and $135,535 for the three and nine months ended September 30, 2016, respectively.

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

In 2016, we received $40,000 on April 26, 2016 as a loan from the Note Holder.  Funding obtained in 2014 and 2015, held by the Note Holder who acquired the Prior Notes, was consolidated into the May 2016 Notes. The April 2016 Note and the May 2016 Notes contain standard anti-dilution provisions and other customary representations, warranties and covenants by, among and for the benefit of the parties.  These notes also include customary event of default provisions and impose penalties on the Company in certain default events. Additionally, the Note Holder has the right of first refusal in any future equity financing and impose restrictions on the Company’s ability to make distributions to its shareholder, repurchase shares of Common Stock, incur certain liabilities or sell assets.  Notwithstanding the foregoing, the Company is permitted to raise additional capital relating to the Development and Exclusive License Agreement, effective December 4, 2013, as amended.

On June 6, 2016, we received a cash investment of $150,000 from the Investor in exchange for the issuance of 9,589,512 of common stock. The use of proceeds required the funds to be applied to participating in the MML project and for general working capital. The Investor was required to provide Commitment Loans in an aggregate amount of $640,000 to be applied to the Company’s ongoing obligations under the MML SSA and for general working capital. On September 29, 2016, the Company issued the October Note in the principal amount of $60,000 to the Note Holder, in exchange of a loan of $60,000. Under the October Note, the Company also granted an option to the Note Holder to provide the Option Loans to the Company: (a) on or before October 31, 2016, an amount of $140,000; (b) on or before November 30, 2016, an amount of $170,000 (c) on or before January 31, 2017, an amount of $180,000; and (d) on or before March 31, 2017, an amount of $100,000. Simultaneously the Investor, the Company and the Note Holder entered into an amendment to the SPA pursuant to which the Investor, the Note Holder and the Company agreed that should the Note Holder elect to provide the Option Loans, the Investor will not be required to, nor will it be permitted to, provide the Commitment Loans. In the event the Note Holder does not provide the Option Loans, the Investor will be required to provide the Commitment Loans in an amended aggregate amount of $580,000, on dates and in amounts to be agreed between the Investor and the Company.
13

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2015, which are included in our Form 10-K, filed on May 23, 2016.

Three Months Ended September 30, 2016 and 2015

Our operating results for the three months ended September 30, 2016 and for the three months ended September 30, 2015 are summarized as follows:

	Three Months Ended September 30
	2016	2015
Revenue	-	-
Operating Expenses	$27,627	62,218
Net (Loss)	$(60,787)	(62,218)

Operating Expenses

Our operating expenses for the three months ended September 30, 2016 and 2015 are outlined in the table below:

	Three Months Ended
	September 30
	2016	2015
Research and development expenses	$-	$32,215
General and administrative expenses	$27,627	$30,003

Research and development expenses have decreased as we have not been providing additional funding for the development of the Sgenia Products

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

Nine Months Ended September 30, 2016 and 2015

Our operating results for the nine months ended September 30, 2016 and for the nine months ended September 30, 2015 are summarized as follows:

	Nine Months Ended September 30
	2016	2015
Revenue	-	-
Operating Expenses	$98,094	$132,458
Net (Loss)	$(135,535)	$(134,775)

Operating Expenses

Our operating expenses for the nine months ended September 30, 2016 and 2015 are outlined in the table below:

	Nine Months Ended
	September 30
	2016	2015
Research and development expenses	$-	$32,215
General and administrative expenses	$98,094	$100,243

Research and development expenses have decreased as we have not been providing additional funding for the development of the Sgenia Products

General and administrative expenses have decreased as a result of decreased consulting services and a decrease in our legal and accounting fees.

Cash Flows	Nine Months Ended September 30 , 2016	Nine Months Ended September 30, 2015
Net Cash Used in Operating Activities	$(67,114)	$(92,470)
Net Cash Used in Investing Activities	$(160,000)	$-
Net Cash Provided by Financing Activities	$250,000	$90,000
Cash increase (decrease) during the period	$22,886	$(2,470)

We had cash of $23,875 and $989 as of September 30, 2016 and December 31, 2015, respectively. We had a working capital deficit of $241,680 as of September 30, 2016, compared to working capital deficit of $256,145 as of December 31, 2015.

We used cash in operations of $67,114 during the nine months ended September 30, 2016, principally for funding our corporate obligations and SEC reporting. We have not funded the Sgenia license during this three month period due to a lack of available funds and the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.

We used cash in investing activities of $160,000 during the nine months ended September 30, 2016, due under the MML SSA.

We received $60,000 of cash proceeds from a loan during the three months ended September 30, 2016.  During the nine months ended September 30, 2016, we received $100,000 of cash proceeds from two loans and $150,000 of cash proceeds from the sale of the Company’s common stock during the nine months ended September 30, 2016.

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

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4                          CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of September 30, 2016, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2016, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3                           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4                           MINE SAFETY DISCLOSURES

N/A.

ITEM 5                           OTHER INFORMATION

Additional Information on MML

Demand is increasing for POC tests that can detect very low concentrations of a target analyte and quantify the result.  Current lateral flow based immunoassays can only detect analyte at high levels of concentration.  However, at low concentration levels, the assay system requires amplification either of the signal or the target, which will typically increase the complexity and the costs of the testing device.  Consequently, current POC tests remain largely unreliable for targets that require quantification.

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

MML intends to develop its unique technology platform into a hand-held device for use anywhere, designed to equal or exceed gold standard laboratory levels of accuracy. MML believes it can develop a cardiac device, MIDS Cardiac™ , with a number of key features; a) deliver definitive results at the POC within minutes with a single Troponin I or T test within 3 minutes and three panel test (additional cardiac biomarkers) within 8 minutes, b) accuracy equal or superior to gold standard laboratory high sensitivity assays, c) patient friendly requiring a market leading 5 microliter finger prick blood sample per tested analyte, d) automated operation suitable for use by minimally trained personnel and, e) at a fraction of the cost of laboratory analyzers and results not requiring interpretation from specialized medical personnel.

The global market for cardiac biomarker diagnostic tests is projected to reach $7.2 billion by 2018, of which $1.16 billion is expected to be served by POC devices. The POC market is in its infancy; existing POC hand held devices not accurate or reliable enough to definitively exclude AMI. MML’s ultimate goal is to match or exceed current gold standard” high-sensitivity cardiac assays, currently carried out on relatively slow, hugely expensive laboratory analyzers. One multinational diagnostic company claiming the highest levels of accuracy on the market for a POC cardiac marker device, in reality achieves a mere 65% sensitivity. This poor sensitivity comes nowhere near what MML believes the MIDS Cardiac™ can achieve. Despite the shortcomings of  POC cardiac devices currently on the market, 100’s of millions of dollars per year are generated from device and strip sales which only aid the diagnosis of AMI in conjunction with ECG and clinical symptoms. Should the development of MIDS Cardiac™ be successful we believe the device will deliver unparalleled levels of accuracy, reliability, ease of use and cost savings.

MIDS IP (under license to MML)

The MIDS technology platform is protected by numerous patent applications now in the national phase in key geographic areas and already granted in China (grants in other territories expected to follow).

•   PCT application number PCT/GB2011/050749
•   EP application number 11724436.8
•   USA application number 13809367
•   China application number 201180025701.5 (Granted)
•   India application number 9624/CHENP/2012

The MML technical team has world class expertise and technical know-how of the application of magnetism to medical testing. This knowledge, alongside their commercial experience of the POC market, puts MML in an excellent situation to develop and commercialise MIDS Cardiac™. The Company believes that MML is well positioned to become a leading innovator in this field.  The MML development team has:

•	Expertise in the field of quantitative micro-magnetic and luminescence measurement techniques and applying that specialism to measure density and behaviour of particulate markers within body fluids.

•
Thirty years of experience in magnetic measurement and magnetic sensor (Hall Effect and Bio-Sensors) design and specifically in magnetic nano-particle applications within the medical and bio-engineering POC field.

•	High level experience of dealing with the measurement of changes within body fluids and tissues in micro and nano environments.

•
Extensive experience in the design and development of small, low cost POC measurement devices that read changes occurring on input strips, both from an engineering, physics (optics and magnetic), reader software and end user perspective.

•	Clear understanding of quality standards, timescales, processes and testing rigours required in the POC healthcare area.

•	Established relationships with commercial partners capable of creating licence revenue for enhancements of existing market products and to develop multiple new revenue streams from new applications.

•	A broad skills base across its management team covering scientific, technical and financial expertise. Team members have experience of closing deals related to products in this sector.

ITEM 6                            EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
10.1
Form of Unsecured Convertible Promissory Note (adjusted as per stock split of August 3, 2016) for use in connection with the New Loans including draws under the Securities Purchase Agreement, dated June 6, 2016, and the September 2016 note for $60K, October 2016 note for $140K.
Filed herewith
10.2
Amendment to Supply of Services Agreement with Mr. Carlos Jose Gil, dated December 5, 2013 (Incorporated by reference to Exhibit 10.3 of the Form 8-K filed with the Securities and Exchange Commission on December 6, 2013).
Filed herewith
10.3	Form of Convertible Subordinated Promissory Note, dated November 1, 2016, issued by the Company.	Filed herewith
31.1	Certification of Principal Executive Officer who is also the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer who is also the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.INS	XBRL Taxonomy Extension Instance Linkbase Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

ZENOSENSE, INC.

Date: November 14, 2016	By:	/s/Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)