Form 10-K
period 2016-12-31
ZENOSENSE, INC.
filed 2017-04-17
CIK 1458581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No []

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $0

Number of common voting shares issued and outstanding as of April 12, 2017 the latest practicable date: 20,083,381shares of common stock

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, the successful development of our intended products, achieving successful testing of our products, adhering to government regulations, obtaining regulatory approvals our ability to manufacture and market our products, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  All dollar amounts refer to US dollars unless otherwise indicated. Statements concerning the development of both the MIDS Medical products and the Sgenia products have been made based on information obtained from MIDS Medical and Zenon Biosystem, respectively which the Company believes to be accurate, but have not been independently verified.

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

In the summer of 2013, we started to look for a new business opportunity.  We became interested in sensory technology devices for use in hospitals and health care environments.  During the latter part of that year, we began to negotiate a license agreement with the developers of such technology (the “Sgenia Technology”), and in December 2013, we entered into a Development and Exclusive License Agreement (the “License Agreement”) with Sgenia Industrial, S.L. (“Sgenia”) and its subsidiaries Sgenia Soluciones, S.L. (“Sgenia Subsidiary”) and ZENON Biosystem, S.L. (“Zenon”), all of which are formed under the laws of Spain. Under the License Agreement product development to date include one to be used in the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus (“MRSA/SA”) in the healthcare environment and another for use to detect lung cancer in patients. Under the terms of the License Agreement, we have provided Zenon with capital for the development of the devices that utilizes the Sgenia Technology (the “Sgenia Products”), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology. The Company is not currently funding any further development of the Sgenia Technology as certain milestones set forth in the License Agreement have not yet been achieved. Currently, we cannot estimate if and when those milestones will be met, and we have not sought financing for our funding obligations under the License Agreement at this time.

In May 2016, we were presented with the opportunity to participate with a third party in the development of a novel Point of Care medical diagnostic device targeting cardiac markers with the aim of developing a device for the rapid diagnosis of heart attack and cardiac related illnesses. On June 20, 2016, the Company entered into a joint venture arrangement by way of a Subscription and Shareholders’ Agreement (“MML SSA”) with a third party medical detection device developer (“Partner”) utilizing a joint venture vehicle, MIDS Medical Ltd (“MML”), a UK Limited company of which the Company owns a 40% interest awarded on July 1, 2016, in exchange for our participation in management and funding obligation to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology platform  (“MIDS”) and the development of  a cardiac device (“MIDS Cardiac”) for use at the Point of Care (“POC”).

To date, our principal operations have been the management of our obligations under the MML SSA and the License Agreement, including the product review, budget determination and capital funding of the development of the MML and Sgenia Products.

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

Business

During the fiscal year ended December 31, 2016, we actively were engaged in the development of our Point of Care medical diagnostic business. Our core focus, through our joint venture entity, MML, is the development of a novel Point of Care medical diagnostic device targeting cardiac markers which can deliver a high sensitivity assay for the rapid diagnosis of heart attack and cardiac related illnesses.  The trend toward greater POC testing is driven by the faster diagnostic benefits it provides.  Other reasons have also emerged for the high demand of POC testing, including clinical staff shortages, an ageing population, long-term healthcare cost savings and a decrease in reliance on conventional laboratory services.

MML SSA

We entered into the MML SSA with the Partner, effective June 20, 2016, as subsequently amended on September 28, 2016 and January 31, 2017. These amendments primarily reflected changes in the timings of funds required under the development budget which included a change to the original plan to allow MML to explore a potential enhancement to the MIDS nanoparticle detection method and the exploration of the potential development of a “Magnetic Bridge” detection technique based on the MIDS technology. On January 19, 2017 MML submitted a patent application for this new detection method: "Device and method for accurate measurement of magnetic particles in assay apparatus". Under the terms of the SSA, we were was awarded a 40% equity interest in MML in exchange for management participation and providing funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology. MML will have the right, under license, to use the MIDS Intellectual Property (“MIDS IP”) during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party. At no time prior to a sale will the Company’s ownership interest in MML be an equity interest of less than 30%, unless the Company is in default. As a condition of the SSA, MML has entered into a Supply of Services Agreements under which it receives the services of key personnel related to the MIDS development.

Provided that each Phase 1 Payment is made within 14 days of falling due, the Company also has additional control rights over MML including representation on the board of directors, rights over the appointment and employment of senior management persons, indebtedness, major transactions, budget approval rights, accounting practices and general operational management supervisory rights. The SSA also provides for a Phase 1 contingency funding (the “Contingency”) to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $64,000) to be paid by the Company within 20 days of receiving a written notice from MML.

The SSA contains various provisions to govern the funding obligations of the Company: if any Phase 1 Payment is not made within 14 days of it falling due (“Default”), the Company’s shareholding in MML may be reduced to zero; if no Contingency is drawn during Phase 1 the Partner will be awarded an enduring 2.5% profit after tax right in MML (“Override”) which will increase to a 15% Override if the Company declines to fund Stage 2; if the Company declines to fund Phase 2 and any Contingency has been drawn, the Partner will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert on a ratio of 1% Override to 1% of ordinary shares in the event of a sale of MML.

The Company’s funding obligation for product development under Phase 1 is subject to an approved budget under the SSA, as amended.  Through December 31, 2016, the Company has provided funding for the MML development of $292,500, and as of that date it has a potential future current obligation to fund approximately $357,500 through the remainder of 2017 for Phase 1 development. The budget may be modified, but only after agreement between us and our Partner. A Phase 2 development is envisaged and subject to the successful conclusion of Phase 1, the Company and the Partner will formulate a new budget at which point MML may independently elect to obtain funding for Phase 2 at MML’s option.

The License Agreement is governed by English law, and the venue for actions based on the SSA will be subject to the exclusive jurisdiction of the English courts.

Background of MML

MML has licensed in (from the Partner) a Point of Care (POC), universal immunoassay reader platform (“MIDS”) that intends to deliver gold standard laboratory analyzer levels of precision and sensitivity in a hand held device. The MIDS platform will initially be developed to read high sensitivity assays for the main cardiac biomarker troponin I (cTnI, and Troponin T, cTnT), a critical marker for myocardial infarction (“MI”, “Heart Attack”). A further aim is to create a system capable of testing a panel of up to three cardiac biomarkers from the same sample.

MML comprises of a small technical team with deep expertise and knowledge in the application of magnetism and electronics into immunoassay POC testing.

•
Dr. Nasser Djennati is a UMIST graduate with extensive experience in instrumentation design, analogue and digital electronics, IT, sensor design and specifically in magnetic nanoparticle applications within the medical POC device area. He has 20 years expertise in Hall Effect technology and magnetic field measurement and experience in the regulatory approvals process for Class II- a medical device products.

•
Dr. Andrew Mitchell is a UMIST graduate with a background in the Aerospace and Energy Generation Sectors. Andrew has a proven track record in design and implementation of a range of high specification, complex electronics and data communication systems operating to a strict safety and type approval standards.

MML’s team is supported by subcontracting companies expert in the fields of nano-magnetic sensor design and production, microfluidics and assay development.

MML’s board of directors includes Dr. Nasser Djennati, Dr. Andrew Mitchell and the Company’s Chief Executive Officer, Carlos Gil.

MML’s offices and laboratory are located at the UK Government supported Sci-Tech Daresbury campus in the UK. Sci-Tech Daresbury is internationally recognized for leading-edge scientific research and commercial development.

Myocardial Infarction and Cardiac Markers

There are over 175,000 heart attacks in the UK each year, equating to one every three minutes1. This means that each day, approximately 480 people will go to hospital after suffering a heart attack - equivalent to one person every three minutes2.

•	The number of heart attack survivors has doubled in the last 40 years as research and healthcare continues to improve.

•	A 2012 NHS report showed the mortality rate in England during 2002-10 fell by 50% in men and 53% in women3.

Time is of the essence when someone has had or is having a heart attack. Immediate action is critical to limit damage and optimize a better recovery for the patient4. Health care professionals refer to this time frame as the “Golden Hour,“5 which described the critical one hour from the onset of a heart attack. Most deaths occur during this period if not treated properly6.

Clinical guidelines on chest pain of recent onset recommend taking a blood sample for troponin I or T measurement on initial assessment in hospital as the preferred biochemical markers to diagnose acute MI7. The guideline further recommends a second troponin measurement to be taken 10 to 12 hours after the onset of symptoms8.

This guidance offers the following guidelines for assessment in hospital for people with suspected ACS;

•	Take a resting 12-lead ECG and a blood sample for troponin I or T measurement on arrival in hospital

•	Carry out a physical examination

•	Take a detailed clinical history unless ST-Elevation Myocardial Infarction is confirmed from the resting 12-lead ECG

However, the diagnostic sensitivity of an ECG has been reported as only 55 – 75% for acute myocardial infarction9.

Cardiovascular diseases represent more than 30% of all deaths globally, which is larger than the combined deaths of other diseases such as cancer, diabetes, respiratory diseases and digestive diseases10.

Cardiac markers are biomarkers measured to evaluate heart function. They are used in the diagnosis and risk stratification of patients with chest pain and suspected acute coronary syndrome11.

•	A troponin test measures the levels troponin T or troponin I proteins in the blood12. These proteins are released when the heart muscle has been damaged, such as occurs with a heart attack13.

•	The more damage there is to the heart, the greater the amount of troponin there will be in the blood.

•	Troponins are preferred over traditional markers, such as CK-MB or myoglobin, due to their greater specificity and sensitivity14.

Death from cardiovascular diseases can be preventable with accurate early-stage diagnosis and subsequent proper treatment15.

1 https://www.bhf.org.uk/news-from-the-bhf/news-archive/2014/august/35-per-cent-more-heart-attacks
2 https://www.bhf.org.uk/news-from-the-bhf/news-archive/2014/august/35-per-cent-more-heart-attacks
3 http://www.nhs.uk/news/2012/01January/Pages/heart-attack-death-rate-reduction.aspx
4 http://www.justforhearts.org/2013/07/hour-after-heart-attack-golden-hour-after-heart-attack/
5 http://www.justforhearts.org/2013/07/hour-after-heart-attack-golden-hour-after-heart-attack/
6 http://www.justforhearts.org/2013/07/hour-after-heart-attack-golden-hour-after-heart-attack/
7 http://madox.org/horizon-scanning-reports/20110013/point-of-care-test-for-cardiac-troponin
8 http://madox.org/horizon-scanning-reports/20110013/point-of-care-test-for-cardiac-troponin
9 http://www.bivda.co.uk/GeneralInformation/Laboratory/tabid/66/articleType/ArticleView/articleId/127/Default.aspx
10 BCC Research (2013). HLC007H - Global Markets for Rapid Medical Diagnostic Kits
11 http://emedicine.medscape.com/article/811905-overview
12 http://www.nlm.nih.gov/medlineplus/ency/article/007452.htm
13 http://www.nlm.nih.gov/medlineplus/ency/article/007452.htm
14 Cardiac Biomarkers Technologies and Global Markets, 2014. BCC Research, BIO128A.
15 BCC Research (2013). HLC007H - Global Markets for Rapid Medical Diagnostic Kits

Troponin tests

Due to their increased sensitivity and specificity compared with CK-MB and other conventional biomarkers, troponins have been the preferred choice for the diagnosis of heart attacks16. The financial pressure on the NHS of patients occupying beds and requiring monitoring during a traditional 12–24 hour troponin test window is clear17.

Large cost savings can be made by reducing amount of time a patient would normally spend in A&E waiting for the results of a laboratory troponin test.

If MIDS Medical’s rapid POCT was introduced many patients could avoid undergoing further tests, and beds could be cleared faster. It is estimated it could save the NHS around £200 million a year18, notwithstanding that a MIDS POC troponin test would command a substantial premium in price over a standard laboratory troponin test.

Proposed MML Product Development

MML’s immunoassay diagnostic platform is being developed into a novel POC cardiac device, MIDS Cardiac, which aims to detect extremely low levels (nano-Tesla) of magnetic field disturbance caused by assay test particles. This is expected to enable high sensitivity assays, previously only available on central laboratory analyzers, in a POC setting, on a small, hand-held device. The system is fully automated from the point of application of a small finger-stick blood sample to a test strip - encompassing sample collection, pre-treatment, analyte specific reaction, signal production, signal reaction and final result.

The technology will incorporate microfluidic strip design, displacement flow immunoassay, magnetic nanoparticle manipulation and a double detection technique comprised of bespoke ‘Hall Effect’ sensors and an optical sensor, which, when combined, will increase the sensitivity and accuracy of the result. The platform’s microfluidic strip will include a sample deposition area, where antibody coated magnetic nanoparticles will be bonded onto the surface. These nanoparticles will only be dislodged if a biomarker is present within the patient’s sample. Upon displacement, the fluid containing the nanoparticles and biomarker will move downstream along the strip’s adapted channels towards collection/sensing areas. These areas will be placed into an external bias magnetic field, which will enable the Hall Effect sensors to detect any magnetic field disturbances caused by the nanoparticles. The level of displacement, and hence the biomarker’s presence, will also be quantified using an optical sensor at the sample deposition surface by taking a reading before and after the progression of the assay.

MIDS Cardiac will initially be developed using the main cardiac biomarker troponin I (cTnI), a critical marker for myocardial infarction. The aim is to create a system capable of testing a range of cardiac biomarkers from the same sample.

The MIDS technology’s aims to deliver certain key USPs as follows:

•
  Improve the accuracy of immunoassay biomarker detection to provide quantitative measurements of samples, effectively combining the accuracy of high sensitivity cardiac biomarker assays performed on central laboratory analyzers (“CL”) with the speed and convenience of a POC, hand held device;

•	Rapid analytical time; 3 minutes for a single assay test, much faster than existing, less sensitive POC tests19 and very much faster than CL analyzer tests;

•	Accuracy and sensitivity will permit the use, for the first time, of rapid HS cTnI tests able to rule / in rule out MI, at the POC;

•	Ability to use just a 5 ul (a small drop) of finger-stick blood for a single assay test on an easy to use microfluidic test strip, no other POC cTnI device can do this as they require venous draw20;

•	Ability to multiplex up to three assays on a single test strip using a <15ul finger stick blood sample in under 8 minutes; and

•
  Very simple operation by relatively untrained operative - can be used very easily at first contact with patient delivering fully automated results with no requirement for expert interpretation by a highly skilled operative.

16 Cardiac Biomarkers Technologies and Global Markets, 2014. BCC Research, BIO128A.
17 Getting to the heart of point-of-care testing in A&E (2009). The Biomedical Scientist.
18 http://www.britishcardiacresearch.org/Treadmill%20-%20MailOnline.pdf
19 Amundson and Apple 2014
20 Amundson and Apple 2014

Market need

Emergency department

Patients presenting symptoms of acute coronary syndrome (ACS) represent a sizable proportion of total attendees in the emergency department21.

•	In the UK, around 700,000 patients attend hospital emergency departments each year with chest pains22.

The current standard policy for dealing with patients admitted in these circumstances is to take a troponin measurement on admission and then again 12 hours afterwards to rule out acute myocardial infarction23.

•	A typical district general hospital will see around 6,500 patients present with chest pain of suspected cardiac origin each year24.

•	NHS Glasgow had reported a lower number of 3,000 patients every year who come to the hospital as an emergency with chest pain25.

Approximately 70% of patients who are admitted to A&E with suspicion of ACS are later ruled out after further investigation26. Conversely, a significant number of patients with ACS are mistakenly discharged home from the emergency department, resulting in avoidable patient mortality27.

•	Approximately 2 to 4% of patients with an ACS are mistakenly discharged28.

•	Around 14,000 and 50,000 patients a year are wrongly sent home by doctors having suffered a mild heart attack that has been missed by current testing methods29.

•	Subsequently, medical litigation arising from missed diagnosis is increasing at the rate of 20%30.

A way of rapidly and accurately assessing risk status in suspected patients with ACS would benefit efficiency of the emergency department, patient care, and outcomes31.

Many of the existing practices, including current POC technologies available, lack the required sensitivity and accuracy to provide fully quantitative measurements; a pre requisite now demanded by healthcare professionals of future POC devices. Many use lateral flow systems that limit the ability of the technology to quantify and detect biomarkers requiring multiple reagents.

Cardiac Biomarker Market

The global market for in vitro diagnostic tests (both lab based and POC) for cardiac biomarkers was estimated at $3.1 billion in 2012 and nearly $4 billion in 2013. This market is predicted to reach $7.2 billion by 2018, at a compound annual growth rate (CAGR) of 12.8% over the five-year period from 2013 to 201832. The main growth drivers will be new congestive heart failure (CHF) biomarkers, approvals of stroke biomarkers, the growing market in point-of-care testing and the rising awareness of medical care in China and other developing countries33.

The cardiac marker market is expected to be the fastest growing point of care market segment through to 201834.

The U.S. has the largest share of the cardiac biomarker market, estimated at roughly $2.0 billion in 2013 with a CAGR of 9.6% forecast from 2013–2018, which will help the U.S. maintain its leading position in the market35.

In 2013, the European market was valued at about $800 million barely beating out China as the second-largest market behind the U.S.

21 http://ccforum.com/content/18/6/692
22 https://www.plymouth.ac.uk/news/2-million-study-to-check-if-chest-scans-can-cut-heart-attack-risk
23 Getting to the heart of point-of-care testing in A&E (2009). The Biomedical Scientist.
24 Getting to the heart of point-of-care testing in A&E (2009). The Biomedical Scientist.
25 NHS Great Glasgow and Clyde. (2014). Health News.
26 http://ccforum.com/content/18/6/692
27 http://ccforum.com/content/18/6/692
28 http://nihlibrary.ors.nih.gov/jw/POC/Uacs.htm
29 http://www.telegraph.co.uk/news/health/news/10842637/Thousands-of-womens-lives-to-be-saved-by-heart-attack-test.html
30 http://www.bivda.co.uk/GeneralInformation/Laboratory/tabid/66/articleType/ArticleView/articleId/127/Default.aspx
31 http://ccforum.com/content/18/6/692
32 Cardiac Biomarkers: Technologies and Global Markets, 2014. BCC Research, BIO128A.
33 Cardiac Biomarkers: Technologies and Global Markets, 2014. BCC Research, BIO128A.
34 BCC Research (2012). HLCO43C - Point of Care Diagnostics.
35 Cardiac Biomarkers: Technologies and Global Markets, 2014. BCC Research, BIO128A.

Development stage

Initial development has commenced on the MIDS project, including the specification of a bench rig designed to support first stage testing of a sample of Hall Effect Sensors already supplied to MML in order to examine their behavior in the detection of magnetic nanoparticles – the core MIDS technology – and to determine how these Hall Effect Sensors should be optimized prior to integration in a micro fluidic test strip.

Initial testing of 15.2 nm magnetite nanoparticles in 5 mg/ml aqueous solution has shown excellent linearity of average system output signal against sample drop volume and high levels of output signal, even at sample volumes down to 15 nanolitre size.

The next stage of the Phase 1 development program will be to develop a “Hybrid Strip” to be used in conjunction with a newly designed test rig, to simulate a final Lab-on-Chip design which is expected to result in greatly improved detection of low numbers of nano-particles.

Under our arrangement with MML, either MML or our Partner currently is responsible for determining the commercialization strategy. Therefore, they will be the primary party responsible for the regulatory approval process, other aspects of licensing, manufacturing or other production and marketing. The Company will have a secondary management and oversight role in the aspects of commercialization.

Sgenia License Agreement

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

The Company’s funding obligation for product development is subject to an approved budget and achieving each stage of development.  Through December 31, 2016, the Company provided funding for the Sgenia Products of approximately $769,787, and as of that date it has a potential future current obligation to fund approximately €656,000 euros through the remainder of 2016 and early part of 2017. The budget may be modified, but only after collaboration and approval by us in our sole discretion. As future products are determined, the Company will formulate new budget obligations and funding requirements.

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

Lung Cancer

Lung cancer is a leading cause of cancer in both men and women in the United States, with an estimated 226,160 new cases and 164,770 deaths in 2012. The five year survival rate for lung cancer is 16%36, killing more people than breast, prostate and colon cancer combined37.  The primary reason lung cancer is so deadly is that only 30% of diagnoses are made in the early stages (Stages I and II). Stage I lung cancer has a 70% cure rate, but by Stage III or later fewer than 25% of cases can be cured.

Consequently there is a huge need to find a solution to detect lung cancer at an early stage. In 2002 the National Lung Screening Trial (NLST) was launched, using Computed Tomography (CT) for rapid screening at low dose38. The study looked at 53,454 current or former heavy smokers from 33 medical centers in the US. Results were published in the New England Journal of Medicine on August 4, 2011 which reported that low-dose CT scanning was associated with a 20% decrease in deaths from lung cancer. However, there are a number of uncertainties and apparent limits of lung CT screening. These include39:

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

•
  Cost-effectiveness – the NLST found that the number of high-risk patients needed to be screened with CT to save one life from lung cancer was 320. Consequently, estimates of the cost of CT screening vary from as low as $19,000 up to about $169,000 per life-year saved

36 http://www.mayoclinic.org/documents/mc2985-1012-pdf/doc-20079003),
 http://www.forbes.com/sites/matthewherper/2016/02/27/want-to-live-long-and-prosper-dont-smoke/).
38 http://en.wikipedia.org/wiki/National_Lung_Screening_Trial
39 http://www.mayoclinic.org/documents/mc2985-1012-pdf/doc-20079003

Healthcare –Associated Infections (HAI’s) and MRSA

HAI’s or infections acquired in healthcare settings are the most frequent adverse event in healthcare delivery worldwide, with hundreds of millions of patients affected by healthcare-associated infections, leading to significant mortality and financial losses for health systems. Of every 100 hospitalized patients at any given time, 7 in developed and 10 in developing countries will acquire at least one HAI40.

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
The CDC takes the view that advanced molecular detection technologies, which can identify threats much faster than current practice, are not being used as widely as necessary in the United States, and that developing better diagnostic tools to rapidly and accurately find sources of contamination will improve antibiotic use41.

Recent studies suggest that implementing prevention practices can lead to up to a 70 per cent reduction in certain HAIs42 43. The financial benefit of using these prevention practices is estimated in a report released by CDC to be as high as $25.0 billion to $31.5 billion in medical cost savings in the United States44.

MRSA continues to account for a significant proportion of HAIs and is regarded as one of the most important causes of antimicrobial-resistant HAIs worldwide45.Furthermore, MRSA is becoming resistant to a growing number of antibiotics46.

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

A prototype device was created, which in the laboratory setting successfully achieved a sensibility detection rate greater than 95% on cultured headspace in a series of tests over a two week period in a clinical setting.  The next major developmental step is to progress to Quartz Crystal Microbalance sensor testing, sensitivity testing against VOC biomarkers, assessment of accuracy and repeatability, and review the sensitivity to temperature, humidity and gas interference factors. This developmental step will be difficult to achieve in a technical sense, and if this is not successful, the design of the device may have to be altered or it may be determined that the device cannot be manufactured and used on a commercial scale.  At this time it is early to formulate a conclusion about the device.

40 http://www.who.int/gpsc/country_work/gpsc_ccisc_fact_sheet_en.pdf?ua=1
41 http://www.cdc.gov/drugresistance/threat-report-2013/pdf/ar-threats-2013-508.pdf#page=27
42 http://www.healthypeople.gov/2020/topicsobjectives2020/overview.aspx?topicid=17
43 http://medicalworldamericas.com/hospital-acquired-infections/
44 http://www.cdc.gov/hai/pdfs/hai/scott_costpaper.pdf
45 http://www.ecdc.europa.eu/en/publications/Publications/annual-epidemiological-report-2013.pdf
46 http://www.pewhealth.org/reports-analysis/issue-briefs/mrsa-a-deadly-pathogen-with-fewer-and-fewer-treatment-options-85899380134

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

Zenon manufactured prototype devices and, thereafter, entered into a collaboration agreement for a lung cancer detection trial in December 2015. The agreement for the trial is with a large university hospital and several associated hospitals located in the region of Madrid, Spain. The trial aims to identify certain distinctive volatile organic compounds in exhaled breath, using standard laboratory instruments and techniques, alongside the Zenon lung cancer detection devices. Standard techniques will be used to identify lung cancer biomarkers previously determined to be of interest, and the Zenon devices will be tested as to their ability to detect those biomarkers. The results will be analyzed to determine the relative efficacy of the devices to detect lung cancer.

The initial trial is expected to take nine months and was scheduled for 2016.  However, the trial commenced only in a limited capacity primarily due to Zenon failing to complete certain milestones in Stage One of the development plan. The Company believes this has impacted its ability to raise further funds to progress the development. We have received confirmation from Zenon that they can still proceed as planned once we secure adequate funding however this will be subject to cooperation and agreement from certain relevant hospitals which at this time cannot be relied upon. The trial is designed to examine samples from a 400 subject population split into four groups to cover apparently healthy smokers, non-smokers, and those with diagnosed lung cancer and Chronic Obstructive Pulmonary Disease. Initially a total of three hospitals will be involved in the trial, the collaborating university hospital and two hospitals associated with it; the trial has been approved by the ethics committee of the university hospital which allows participation by any public hospital in Spain without further approvals. The intention, given this opportunity, is to considerably increase the size of the trial beyond the 400 subject population, subject to positive initial results. The costs to the Company associated with the 400 subject trial are expected to be lower than the amount set out in its development budget previously approved by the Company in July 2015 due to several factors. First, as a result of the hospital collaboration and the use of their equipment, there will no longer be a requirement to purchase SIFT/MA (or PTRMS) equipment resulting in a saving of approximately $269,000 as set out in the July budget. Secondly, there has been a significant strengthening of the United States Dollar which at this point also results in a significant reduction in the budget due to costs being paid in Euros.

During 2016 the Company only provided minimal development funding to Zenon under the Company’s License Agreement with Sgenia because of Zenon’s not completing Stage One of the development plan. The funds provided were to maintain the development project, and to assist Zenon in its efforts to complete Stage One and to begin work on Stage Two, in the expectation that the development project would progress once full funding was available. During 2016, the Company focused much of its efforts on trying to raise those funds.

Highlights of the development work in 2014 and 2015 included:

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

Potential Revenue Lines

The Company currently does not generate any revenue.  The potential for any revenue is dependent on the development of the MML and Sgenia Products, for which no assurance can be given. If the development of the MML and Sgenia Products is successful, the Company believes that its principal sources of revenues will be from sales of the Sgenia Products and service fees from the training of personnel in the use of the Sgenia Products. There is no assurance that a marketable product will be developed, approved by regulatory authorities, manufactured or successfully distributed and sold.  There can be no assurance that the Company will be able to generate any revenues in the future.  The Company will need substantial funding for all the phases of its business plan before it is able to generate any revenues.  The Company has no identified sources of capital for all aspects of its financial needs under the current business plan.

Sgenia Manufacturing and Supplies

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

MML Manufacturing and Sales

The MML technology is in development, design having taken place in mind for manufacturing, but with no manufacturing planned as yet. With the exception of the Sgenia specific microchip supply, any MML manufactured products will be subject to broadly the same risks as above. In addition, MML will rely on the supply of a bespoke nano-magnetic sensor from a particular chosen manufacturer. If required, there is no assurance a suitable alternative supplier can be found, as there are a limited number of suppliers in this field.

Regulation

The Company expects that both the MML and Sgenia Products (together the “Products”) will be subject to differing levels of regulation in each of their intended markets. Regulation will be oriented towards the efficacy of the Products for their intended purpose, in the healthcare environment and safety. Currently, the first market being contemplated for the MML Products is outside of the United States, followed by the United States and for the Sgenia products the United States.  This will require obtaining approvals from the U.S. Federal Food and Drug Administration (the “FDA”) in advance of the manufacture and marketing and sale of the Sgenia Products.  The Food, Drug, and Cosmetic Act (“FD&C Act”) and other federal and state statutes and regulations govern the research, design, development, preclinical and clinical testing, manufacturing, safety, approval or clearance, labeling, packaging, storage, record keeping, servicing, promotion, import and export, and distribution of medical devices.

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

Under the SSA, MML will be solely responsible for obtaining the required regulatory approvals for the MML Products.

FDA Regulation

Unless an exemption applies, we believe that each medical device that we plan to commercially distribute in the U.S. will require prior pre-market notification and 510(k) clearance from the FDA.  Although we cannot determine with certainty at this time because the Products are still in the development stage, we believe that they will be categorized as either a Class I or Class II device.

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

Contract manufacturers, specification developers, and some suppliers of components will be required to manufacture the Segnia and MML's Products in compliance with current Good Manufacturing Practices (“cGMP”) requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. We expect that subcontractors’ manufacturing facilities will be subject to domestic and international regulatory inspection and review. If the FDA believes contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down the manufacturing operations of contract manufacturers, require recall of products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We cannot assure you that we or MML will be able to comply with all applicable FDA regulations.

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

Sgenia Marketing and Customers

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

Competition

The Company is aware of a number of companies attempting to develop lung cancer detection devices and other detection technologies that are based similar “electronic nose” principles to the Sgenia Products. At this time there are a number of producers of MRSA/SA detection devices that rely on blood, swab and DNA testing rather than e-nose technologies.  Because hospital acquired infections are such a growing problem and deadly in many instances, it is likely that there will be other entrants into the market for developing and selling detection systems, whether based on in vitro or other technologies.  We anticipate that many of these companies, including those identified above, will be better capitalized, have established market presence and have internal development teams able to develop new and different products in competition with the product anticipated to be developed under the License Agreement.  Moreover, such companies have an established market presence with products that have received FDA approval and are perceived by health care providers to be working to solve the problem.  Therefore, the Company, in marketing its product, will have to overcome the established positions of then current products and establish a reputation among its customers that the Sgenia Product is reliable, cost effective and problem solving.

The POC cardiac testing market proposed to be addressed by the MML MIDS technology, particularly POC troponin testing in the first instance, is serviced by a number of international companies which have devices in the market. However, in the Company’s considered view, none of these products achieve the levels of sensitivity and accuracy that are required to conduct true high sensitivity troponin tests at the POC. As far as the Company is aware a nano-magnetic detection technology as embodied in the MIDS system and proposed to achieve the required levels of sensitivity and accuracy to perform high sensitivity troponin tests is not available in the market.

Intellectual Property

MIDS Technology

The MIDS technology platform, which MML has under license, is protected by patent applications that are now in the national phase in key geographic areas and already granted in China.

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

In January, 2017 MML submitted a UK Intellectual Property Office patent application for an additional MIDS detection method: "Device and method for accurate measurement of magnetic particles in assay apparatus". The method is a variation of the magnetic detection method whereby the magnetic detection is carried out by a Hall Sensor in a "Magnetic Bridge" structure.

Sgenia License Agreement

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

Employees

We currently have one employee/officer and one director, Mr. Carlos Jose Gil.  We currently have engaged various consultants to help with various accounting, business and public reporting tasks at an at-will basis for the fiscal year of 2016.

ITEM 1A. RISK FACTORS

We have not generated any revenues and have incurred losses for the period since inception, there is uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We did not generate any revenues for the year ended December 31, 2016 and had a net loss of $249,362. We have had no revenues and have a total accumulated deficit of $1,560,392, since inception. We anticipate generating losses for at least the next 18 months and thereafter, as our principal activity will be funding the development, regulatory approval and manufacturing of the Sgenia Products without sales or other revenue making operations and funding our interest in MML. Therefore, we may be unable to continue operations in the future as a going concern. We will need a substantial amount of financing, and if financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Without adequate capital, we may be in default under our funding obligations under the License Agreement. If we fail to fully fund the development expenses, the funds previously invested in development will be lost.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm for the Company issued its report in connection with our audited financial statements for the years ended December 31, 2016 and 2015, subject to the opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors. If we are not able to continue our business as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

We have no independent directors, which poses a significant risk for us from a corporate governance perspective.

Our single executive officer, namely Mr. Carlos Gil, serves as our chief executive officer, president, chief financial officer, treasurer and secretary, and as a dingle director.  Our director and executive officer is required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function.  Our director and executive officer also exercises control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters.  Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may find it difficult to attract senior management in the absence of Directors and Officers Insurance.

We do not presently maintain directors and officers insurance.  This may deter or preclude persons from joining our management or cause them to demand additional compensation to join our management.

We will need to increase our size, and may experience difficulties in managing growth.

We are a smaller reporting company with no direct employees as of December 31, 2016. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our diagnostic businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

Our business is headquartered in Spain and our officer and director is not resident in the United States; accordingly it may be difficult to enforce any liabilities against him.

If an event occurs that gives rise to any liability on the part of our officer and director is not resident in the United States, including liabilities arising under the US securities laws, stockholders would likely have difficulty in enforcing such liabilities.  Stockholders may not be able to obtain jurisdiction in the United States over such non-resident officers and directors, and any judgment obtained against such persons in the United States may not be recognized or enforceable in the foreign jurisdiction where such person's assets are located.

RISKS RELATED TO OUR POINT MRSA AND LUNG CANCER DETECTION BUSINESS

The Company will need a substantial amount of capital to fulfill its obligation under the License Agreement.

Under the License Agreement and for the implementation of our business plan, the Company's capital requirements will be significant over the longer term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future, which will be sufficient to fund its business activities. In connection with the License Agreement, the Company has determined that currently it is required to raise at least €656,000 to support the development of the Sgenia Products through the current budget period anticipated to end during the first quarter of 2017 (subject to the completion of each phase by Zenon). Thereafter, the Company will need to raise additional funds to continue development, as needed, obtain regulatory approvals, manufacture, market and distribute the Sgenia Products. Therefore, the Company plans from time to time over the next 36 months, if not also thereafter, to seek additional equity capital to fund its business development and operations. There is no assurance that it will be able to obtain financing in the amounts required or on terms acceptable to the Company. If financing is not obtained, then the Company may not be able to fulfill its obligations under the License Agreement and may lose its license arrangement with Sgenia and Zenon.  Any funds provided to Sgenia and Zenon or spent on other aspects of product development, regulatory approval, manufacturing design and components, as well as marketing, will be lost in the event that the License Agreement is terminated.  The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

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

Test results may not be favorable.

Zenon has commenced only limited hospital testing in 2016 on one of the proposed Sgenia Products, designed for detecting lung cancer.  No assurance can be given that adequate future testing will be completed; and no assurance can be given that the device will be able to detect lung cancer at the levels of sensitivity and specificity that we believe will be required in a commercial product, despite encouraging laboratory test results.  We cannot predict whether or not our product will equal or be superior in comparison to other devices and methods used to diagnose lung cancer in a patient. Further research and development is required to establish this, which will incur additional and unpredictable costs.  If the proposed Lung Cancer Sgenia product is abandoned, we will lose the value of our investment in that proposed Sgenia Product, and this will result in limited prospects for the Company.

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

SPECIFIC RISKS RELATED TO OUR MML JOINT VENTURE BUSINESS

MML is subject to broadly the same risks, where relevant, as our Sgenia Products related business. These include those risks related to development, testing, manufacturing, regulatory approval, commercialization and market acceptance and intellectual property rights, among others. In addition the below risk factors should be considered by investors in the Company.

Our MIDS Medical Shareholders and Subscription Agreement contains a term that protects each joint venture partner against insolvency of the other, which could result in the Company’s loss of its interest in MML.

In the event of an insolvency event (defined as the inability of either joint venture partner to pay its debts as they fall due) affecting the Company, its interest in MML could be transferred to the other partner for a nominal sum.

The Company will require an unknown, substantial amount of capital to fund MML through a second phase of development which, if not raised and invested in MML, may reduce its interest in MML.

Under the MIDS Medical Shareholders and Subscription Agreement and for the implementation of the MML business plan the Company contemplates it will fund a phase 2 of development. Accordingly the Company's capital requirements will be significant over the short and medium term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future, which will be sufficient to fund its MML business activities. In connection with the MIDS Medical Shareholders and Subscription Agreement the Company has determined that currently it is required to raise up to an estimated €1,000,000 to support a MML phase 2 development. If financing is not obtained, then the Company may not be able to exercise its opportunity to fund phase 2 under the MIDS Medical Shareholders and Subscription Agreement and may lose part of its 40% interest in any value generated by MML.  Furthermore, MML has the right to choose to independently fund Phase 2, which would have the same effect.

MML is dependent on patents and other intellectual property right protections.  The failure to obtain or maintain patent protection could have a material adverse effect on the MML business, financial condition and results of operations.

MML seeks to protect its intellectual property rights through a combination of patent filings, trademark registrations, confidentiality agreements and inventions agreements.  However, no assurance can be given that such measures will be sufficient to protect our intellectual property rights.  If MML cannot protect its rights, it may lose its competitive advantage.  Moreover, if it is determined that its products infringe on the intellectual property rights of third parties, MML may be prevented from marketing or licensing its intellectual properties to others.

The failure to protect MML patents, trademarks and trade names, may have a material adverse effect on its business, financial condition and operating results.  Litigation may be required to enforce its intellectual property rights, protect its trade secrets or determine the validity and scope of proprietary rights of others.  Any action it may take to protect its intellectual property rights could be costly and could absorb significant amounts of our and MML’s management’s time and attention.  In addition, as a result of any such litigation, we and MML could lose any proprietary rights we have.  If any of the foregoing occurs, we and MML may be unable to execute our business plan and investors could lose their investment.

The MML intellectual properties may become obsolete if it is unable to stay abreast of technological developments.

The biomedical industry is characterized by rapid and continuous scientific and technological development. If we are unable to stay abreast of such developments, its technologies may become obsolete.  MML lacks the substantial research and development resources of some of its competitors.  This may limit its ability to remain technologically competitive.

The development of MML products and technology is uncertain.

MML’s development efforts are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. In addition to having the necessary funding, MML’s success will depend upon its products and technologies being differentiated from similar products and technologies and then meeting acceptable cost and performance criteria and timely introduction into the marketplace. MML’s proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these products may not meet applicable price or performance objectives. Unanticipated technical or other problems may accrue which would result in increased costs or material delays in their development or commercialization. If development activities are unsuccessful, MML may need to delay, reduce the scope of or eliminate some or all of its development program and significant monies and management time invested may be rendered unproductive and worthless. Diagnostic devices must be tested for safety and performance in laboratory and clinical trials before regulatory clearance for marketing is achieved. Such studies are costly, time consuming and unpredictable. Clinical trials may not be successful and marketing authorization may not be granted which may result in MML not being profitable, or trigger dissolution of partnerships or collaborative relationships. The outcome of early clinical trials may not be predictive of the success of later clinical trials. Failed clinical trials may result in considerable investments of time and money being rendered unproductive and worthless.

Additionally, unanticipated trial costs or delays could cause substantial additional expenditure that is not reimbursed by a partner, may cause MML to miss milestones which may trigger a financial payment or cause MML or a partner to delay or modify its plans significantly. This would harm MML’s business, financial condition and results of operations.

MML will rely on third parties to support product delivery.

Under the current business plan, MML may not manufacture or self-distribute its products. Consequently, MML will rely on third parties for the manufacture and distribution of its products on an ongoing basis. Any failure on their part would disrupt product delivery and availability. To the extent MML is able to enter into collaborative or strategic arrangements with respect to its products, it will be exposed to risks and uncertainties related to those arrangements which it will attempt to manage, as far as possible, by contractual arrangement. However, the customer or partner will generally make the key decisions on product choice, regulatory approvals, product launch, product manufacture and marketing and promotion. Decisions made by a partner with respect to the commercialization of the products MML develops with them will significantly affect the extent and timing of revenues to MML. For example, a partner may choose not to launch new products MML develop, may choose to launch the products in a limited number of jurisdictions, may delay the launch of products, may undertake only limited sales and marketing efforts to commercialize the products, all of which would have a material adverse effect on MML’s business and financial position. Collaborative arrangements, licensing agreements or strategic alliances will subject MML to a number of risks, including the risk that:

•	MML do not control the amount and timing of resources that our strategic partners may devote to its products;

•	MML do not control the decision to pursue or amend a product, the timing of development activities, product launches and extent of marketing and sales activities;

•	MML partners may experience financial difficulties;

•	business combinations or significant changes in a partner’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product developed either independently or in collaboration with others, including MML’s competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing MML’s products.

GENERAL BUSINESS RISK FACTORS

We may not be able to manage growth and expansion effectively.

Rapid growth of our business may significantly strain our management, operational and technical resources. If we are successful in obtaining rapid market penetration of our products, we will be required to manufacture and deliver large volumes of quality products to our customers on a timely basis at a reasonable cost. Our strategy is to create partnerships with manufacturers. This could potentially strain our operational, management and financial systems and controls.

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

We currently have outstanding promissory notes that may be convertible into our common stock, which if converted may result in a large increase in our outstanding common stock and result in a downward pressure on the market price of our common stock.

To finance our operations, we entered into a number of promissory notes in each of the last three years. These notes can be converted, at prices of $0.007 and $0.07 per share, into shares of common stock of the Company. As of the date of this report, the Company has issued an aggregate amount of 3,406,042 shares of common stock through conversions of these notes. If the balance of these convertible notes were to be converted in full, it would increase the outstanding shares of common stock by approximately 22,149,386 shares. The effect of the issuance of these shares will therefore be a substantial dilution to the current shareholders. In addition the conversion prices of $0.007 and $0.07 per share could result in substantial downward pressure on the price of the common stock in the market place. Investors should evaluate the Company and its ability to fund its operations and their investment in light of the currently outstanding promissory notes.

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

Our common stock is traded on OTC Markets (Ticker: ZEN.QB) and our shares are characterized as a penny stock. As such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

Our common stock is deemed to be "penny stock" as that term is defined in Regulation Section 240.3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a "recognized" national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ - where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section 15(g) of the United States Securities Exchange Act of 1934 and Regulation 240.15g(c)2 of the Securities and Exchange Commission require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Common Stock are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be "penny stock".

Moreover, Regulation 240.15g-9 of the Securities and Exchange Commission requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them. Stockholders should be aware that the market for penny stocks is susceptible to patterns of fraud and abuse. Such patterns include:

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

(iv)             excessive and undisclosed bid-ask differential and mark-ups by selling broker-dealers; and

(v)             the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Although we are not in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Adverse economic conditions may harm our business.

Market and economic conditions have been challenging worldwide. Continuing concerns have led to increased market volatility and diminished expectations for world economies. These factors may include fluctuations in foreign exchange rates, inflation, interest rates, rate of economic growth, taxation laws, consumer spending, unemployment rates, government fiscal, monetary and regulatory policies and consumer and business sentiment. Any of these factors have the potential to cause costs to increase or revenues to decline. Continued turbulence in the international markets and economies may adversely affect our ability to enter into or maintain collaborative arrangements, the behavior and financial condition of our current and any future customers and partners and the spending patterns of users of the products we are developing. This may adversely impact demand for our services and for products developed by us.

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

The following table shows the recorded high and low bid quotations of our common shares on the OTC Bulletin Board from January 1, 2015 to December 31, 2016, however, the trading activity is minimal and therefore the prices may not be meaningful of market value or a represent price at which an investor will pay for or realize on the sale of a share.

The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High Bid	Low Bid

December 31, 2016	$0.24	$0.10
September 30, 2016	$0.20	$0.10
June 30, 2016	$0.19	$0.14
March 31, 2016	$0.21	$0.09
December 31, 2015	$0.56	$0.19
September 30, 2015	$0.68	$0.35
June 30, 2015	$1.26	$0.57
March 31, 2015	$1.40	$0.98

Holders

As of April 12, 2017, there were 20,083,381 shares of common stock issued and outstanding.  There are 14 shareholders of record of our common stock.

Dividends

We did not issue any cash dividends during our fiscal year ended December 31, 2016.  Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See “Risk Factors.”

On August 4, 2016, the Company completed a reverse split of its common stock, at a ratio of one share for seven then outstanding shares.

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

Plan of Operations

Our business plan is to develop devices to be used at the POC in hospitals and other medical care centers to detect AMI, MRSA/SA and the signs of lung cancer, and where necessary, to fund the medical trials of those medical devices. Up to June 20, 2016, our principal activity was funding the development of the Sgenia Products. Because the development activities of the Sgenia Products has slowed, and certain milestones have not been achieved, one of which is the start of hospital testing, we have not been providing additional funding for the development of the Sgenia Products as provided in the License Agreement. Additionally, because of the development status we have not been successful in obtaining our funding for further development of the Sgenia Products.

As a result of the our participation in MML, our primary focus since June 2016 has shifted to the funding and co-development of the MIDS technology platform to develop a hand held device, MIDS Cardiac™, to be used at the POC for the early detection of low levels of certain cardiac biomarkers, using high sensitivity cardiac assays for the diagnosis of AMI. Utilizing a magnetic nanoparticle detection technology (“MIDS”), the intention is to deliver a test platform that can produce laboratory accuracy standard results or better in a handheld device in less than eight minutes. The technology platform is already protected by one patent grant and several patent applications now in the national phase in key geographic areas. The initial cardiac device, if successful, would target a global market for cardiac biomarker testing predicted to reach $7.2 billion by 2018.47  The test platform is also expected be applicable to a multiplicity of immunoassay tests representing a potential overall market opportunity estimated to be worth $23.7 billion per annum worldwide by 2019.48

The MML SSA provides for a series of payments (“Phase 1 Payments”) in an aggregate amount of £450,500 (approximately $650,000 based on the rate of exchange on entering the MML SSA). The Company made a Phase 1 Payment to MML, of $130,000 (the “First Payment”), which was converted to £92,857. Subsequent Phase 1 Payments were expected to be received as follows; (a) on or before September 20, 2016, a payment £106,093, (b) on or before November 20, 2016, a payment of £100,640; (c) on or before January 20, 2017 a payment of £100,640; and (d) on or before March 20, 2017 a payment of £50,320. The MML SSA also provides for a contingency funding (the “Contingency”) to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $58,000) to be paid by us within 20 days of receiving a written notice from MML.

The MML SSA was subsequently amended on September 28, 2016 and January 31, 2017 (the “Amendments”) to postpone certain anticipated Phase 1 Payments. The Amendments primarily reflected changes in the timings of funds required under the development budget which included a change to the original plan to allow MML to explore a potential enhancement to the MIDS nanoparticle detection method and the exploration of the potential development of a “Magnetic Bridge” detection technique based on the MIDS technology. On September 28, 2016 the outstanding Phase 1 Payments were amended to be in the following amounts on specified dates: (a) on September 30, 2016, a payment of $30,000, which has been paid; (b) on or before October 30, 2016, a payment of $110,000; (c) on or before November 30, 2016, a payment of $152,500; (d) on or before January 30, 2017 a payment of $152,500; and (e) on or before March 31, 2017, a payment of $75,000, making the aggregated Phrase 1 Payments, including the first payment of $130,000, equal to $650,000. All other provisions and terms of the MML SSA, including the Contingency, remain in force. On January 31, 2017 the outstanding Phase 1 Payments were amended to be in the following amounts on specified (a) on or before March 15, 2017, a payment of $130,000; (b) on or before April 15, 2017, a payment of $152,500; and (d) on or before May 15, 2017, a payment of $75,000. MML retained the right to draw down all or part of the earliest of any undrawn Phase 1 Payments in advance of the payment due date, with 14 days advance notice to the Company (the “Accelerated Payment”). All other provisions and terms of the MIDS Agreement and the aggregate amount of the Phase 1 Payments remained the same

The parties to the MML SSA envisage a second phase of development (“Phase 2”) to follow Phase 1. This is expected to be over a similar timeframe and at a similar cost. MML may independently obtain funding for Phase 2 at MML’s option, or invite the Company to fund.

47 http://www.bccresearch.com/pressroom/bio/global-market-for-vitro-cardiac-biomarkers-reach-$7.2-billion-2018
48http://www.marketsandmarkets.com/PressReleases/immunoassay.asp

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

At no time prior to a sale will the Company’s ownership interest in MML’s shares be less than 30% unless the Company is in Default. Provided that each Phase 1 Payment is made within 14 days of falling due, the Company also has additional investor control rights over MML, including representation on the board of directors, rights over the appointment and employment of senior management persons, incurring indebtedness, entry into major transactions, budget approval rights, accounting practices and general operational management supervisory rights. Our Chief Executive Officer, Carlos Gil, is a director of MML.

As a condition of the MML SSA, MML has entered into Supply of Services Agreements under which it receives the services of key personnel related to the MIDS development.

At December 31, 2016, we had a working capital  of $18,801. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Assuming that we are able to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve (12) month period following funding in connection with the development of the Sgenia Products and the MIDS technology: (1) we will have to fund our obligations under the terms of the MML SSA as amended in a minimum total additional amount of $75,000, as of April 14, 2017,(2) we will have to fund the future development expenses of Sgenia in the approximate amount of €683,000, (3) payment of compensation to our officers, employees, and consultants of approximately $100,000, (4) legal, audit and reporting expenses of approximately $50,000, and (5) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

Results of Operations

We have not yet earned any revenues.  We are presently in the development stage of our business and we can provide no assurance that we will successfully develop, manufacture and market the Sgenia Products or that MML will be able to commercialize its products.

Liquidity and Capital Resources

2016 and 2015

Our cash was $10,271 and $989 as of the December 31, 2016 and 2015, respectively. As of December 31, 2016, we had working capital of $18,801, compared to negative working capital of $256,145 as of December 31, 2015. As of December 31, 2016, our current liabilities consisted of accounts payable of $23,691, accounts payable to a related party of $85,671, loan payable of $73,319, stock payable of 67,500, compared to, as of December 31, 2015, current liabilities consisting accounts payable of $33,850, accounts payable to a related party of $49,951, loan payable $110,000 and stock payable of $67,500. At December 31, 2016, we had an accumulated deficit of $1,560,392 compared to an accumulated deficit of $1,311,030 at December 31, 2015.

For the year ended December 31, 2016, net cash used in operating activities was $118,218. For the year ended December 31, 2015, net cash used in operating activities was $93,434.

For the year ended December 31, 2016, cash used in investing activities was $292,500 and for the year ended December 31, 2015, the net cash used in investing activities was $0.

For the year ended December 31, 2016, net cash provided by financing activities was $420,000, from subscriptions of stock and loans. For the year ended December 31, 2015, net cash provided by financing activities was $90,000, from proceeds of convertibles loans. Future advances from these sources may not be available to us in the future.

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

In March 2016, we received notice of default on various notes for $110,000 in aggregate principal amount, plus accrued interest, with a due date in June 2016 (the “Prior Notes”). We entered into discussions with the holder of the Prior Notes (the “Noteholder ”) and in the absence of any alternative, and the unlikelihood of completing on a main funding by the due date (which required the flexibility to repay all amounts due under the notes), agreed on May 17, 2016, to exchange them for two new convertible notes (the “May Senior Notes”), one for the principal amount of $53,197 and the other for the principal amount of $62,547, with a maturity date of May 16, 2018 (the “Exchange”).  The May 2016 Notes bear a 5% interest per annum, are due on May 16, 2018 and may be prepaid at any time within 90 days of the issue date. As of the issue date, the May Senior Notes can be convertible into shares of Common Stock of the Company, at the discretion of the holder, at a price of $0.007 per share subject to a blocker provision that limits the amount issued at any time to 4.99% percent of the outstanding shares of Common Stock.  The May Senior Notes also contain standard anti-dilution provisions and other customary representations, warranties and covenants by, among and for the benefit of the parties.  Additionally, the Investor has the right of first refusal in any future equity financing and the May Senior Notes impose restrictions on the Company’s ability to make distributions to its shareholder, repurchase shares of Common Stock, incur certain liabilities or sell assets.  Notwithstanding the foregoing, the Company is permitted to raise additional capital relating to the Segnia License Agreement, effective December 4, 2013, as amended.  The May Senior Notes also include customary event of default provisions and impose penalties on the Company in certain default events.

Additionally, we received $40,000 as a further cash investment from the Noteholder holding the Prior Notes on April 26, 2016 (the “Investment”), which was subscribed for after the investor declared the default.  In consideration of the Investment and upon the Closing, the Company issued a convertible note (the “April Senior Note”) in a principal amount of $40,000.00 to the Investor.  The decision to accept the Investment was based on an urgent need to clear immediate liabilities, become current in our filing obligations and provide certain working capital while we continued to seek a main funding, which, if obtained, would allow us to repay all the outstanding notes and commence the lung cancer and MRSA device development.

On June 6, 2016, we received a cash investment of $150,000 from an accredited investor, (the “ Investor”) in exchange for the issuance of 9,589,512 of common stock. The use of proceeds required the funds to be applied to participating in the MML project and for general working capital. The Investor was required to provide Commitment Loans, subject to a right of first refusal from the Noteholder, in an aggregate amount of $640,000 to be applied to the Company’s ongoing obligations under the MML SSA and for general working capital. On September 29, 2016 the Noteholder took up this right and, the Company issued a note in the principal amount of $60,000 (the “September 2016 Note”) to the Noteholder, in exchange of a loan of $60,000. Under the September 2016 Note, the Company also granted an option to the Noteholder to provide the Option Loans to the Company: (a) on or before October 31, 2016, an amount of $140,000; (b) on or before November 30, 2016, an amount of $170,000 (c) on or before January 31, 2017, an amount of $180,000; and (d) on or before March 31, 2017, an amount of $100,000. Simultaneously the Investor, the Company and the Noteholder entered into an amendment to the SPA pursuant to which the Investor, the Noteholder and the Company agreed that should the Noteholder elect to provide the Option Loans, the Investor will not be required to, nor will it be permitted to, provide the Commitment Loans. In the event the Noteholder does not provide the Option Loans, the Investor will be required to provide the Commitment Loans in an amended aggregate amount of $580,000, on dates and in amounts to be agreed between the Investor and the Company.

On October 27, 2016, the Company issued an unsecured note (the “October 2016 Note”) in the principal amount of $140,000, to the Noteholder in exchange of a loan of $140,000. The October 2016 Note was the first out of the four Option Loans and the Noteholder retains the option to provide the balance of the Option Loans.

On December 6, 2016, the Company and the Noteholder entered into an amendment to the September 2016 Note (the “Note Amendment”) reflecting the change in the Phase 1 Payments schedule. The Note Amendment revised the Option Loan schedule and amount and allowed the Noteholder to provide four unsecured convertible loans to the Company (the “New Option Loans”): (a) on December 6, 2016, a Conversion Loan of $30,000; (b) on or before January 31, 2017, a Conversion Loan of $180,000; (c) on or before February 28, 2017, a Conversion Loan of $140,000; and (d) on or before March 31, 2017, a Conversion Loan of $100,000. All other terms and conditions of the New Option Loans are the same as the Option Loans. Simultaneously with the execution of the amendment, the Company issued a New Option Loan in the principal amount of $30,000 (the “December 2016 Note”) in exchange of a loan of $30,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) the Report of the Independent Registered Public Accounting Firm to the Company; (2) Balance Sheets; (3) Statements of Operations, (4) Statement of Stockholders’ Deficit; (5) Statements of Cash Flows, and  (6) Notes to Financial Statements

ZENOSENSE, INC.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Zenosense, Inc.
Valencia, Spain

We have audited the accompanying balance sheets of Zenosense, Inc. as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended.  Zenosense, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zenosense, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 17, 2017

ZENOSENSE, INC.
Balance Sheets

	December 31, 2016	December 31, 2015
Assets

Current assets:
Cash	$10,271	$989
Prepaid expense	9,375	4,167
Investment in joint venture	249,336	-
Total current assets	268,982	5,156

Total assets	$268,982	$5,156

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$23,691	$33,850
Accounts payable and accrued expenses - related party	85,671	49,951
Loans payable	-	110,000
Convertible notes, net of discount	73,319	-
Stock payable	67,500	67,500

Total current liabilities	250,181	261,301

Stockholders’ equity (deficit)
Common stock, 500,000,000 shares authorized, $0.001 par value, 16,677,339 and 7,087,919, shares issued and outstanding respectively	16,677	7,088
Additional paid-in capital	1,562,516	1,047,797
Accumulated deficit	(1,560,392)	(1,311,030)
Total stockholders’ equity (deficit)	18,801	(256,145)

Total liabilities and stockholders’ equity (deficit)	$268,982	$5,156

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Operations

	Year ended December 31, 2016	Year ended December 31, 2015

Revenues	$-	$-

Expense:
Research and development	-	32,215
General and administrative expenses	134,353	114,261
Total expenses	134,353	146,476

Loss from operations	(134,353)	(146,476)

Other expense:
Interest expense	(71,845)	(3,729)
Loss in equity method investment	(43,164)	-
Total other expense	(115,009)	(3,729)

Net loss	$(249,362)	$(150,205)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	12,563,806	7,087,828

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity(Deficit)

Balance as of December 31, 2014	7,087,828	$7,088	$1,047,798	$(1,160,825)	$(105,940)

Net Loss	-	-	-	(150,205)	(150,205)

Balance as of December 31, 2015	7,087,828	7,088	1,047,798	(1,311,030)	(256,145)

Shares issued for cash	9,589,511	9,590	140,410	-	150,000

Beneficial conversion features of convertible debt	-	-	374,308	-	374,308

Net Loss	-	-	-	(249,362)	(249,362)

Balance as of December 31, 2016	16,677,339	$16,678	$1,562,516	$(1,560,392)	$18,801

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Cash Flows

	Year ended December 31, 2016	Year ended December 31, 2015

Operating Activities
Net loss	$(249,362)	$(150,205)
Adjustment to reconcile to net loss to net cash used in operating activities:
Amortization of debt discount	60,462	-
Loss in equity method investment	43,164	-
Changes in operating assets and liabilities:
Prepaid expense	(5,208)	(4,167)
Accounts payable and accrued expenses	(2,994)	16,432
Accounts payable and accrued expenses - related party	35,720	44,506
Cash used in operating activities	(118,218)	(93,434)

Investing Activities
Investment in joint venture	(292,500)	-
Cash used in investing activities	(292,500)	-

Financing Activities
Proceeds from third party loan	-	90,000
Proceeds from sale of common stock	150,000
Proceeds from convertible notes payable	270,000	-
Cash provided by financing activities	420,000	90,000

Net increase (decrease) in cash	9,282	(3,434)

Cash, beginning of year	989	4,423

Cash, end of year	$10,271	$989

Supplemental disclosure of cash flows information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash Investing and Financing activities:
Beneficial conversion features of convertible debt	$374,308	$-

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements

1.	Nature of operations

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

Effective December 4, 2013, the Company entered into a development and exclusive license agreement (“License Agreement”) whereby the Company will provide a third party with capital  for the development of sensory technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus (“MRSA/SA”) detection device and a cancer detective device and other improvements and variations to the products (the “Sgenia Products”) to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement was modified in April 2015 and July 2015 to extend to additional cancer sensory products and to modify and extend the development schedule and change the research funding budget to accommodate the lung cancer product as well as MRSA/SA product.

On June 20, 2016, the Company entered into a joint venture arrangement by way of a Subscription and Shareholders’ Agreement (“MML SSA”) with a third party medical detection device developer (“Partner”) utilizing a joint venture vehicle, MIDS Medical Ltd (“MML”), a UK Limited company of which the Company owns a 40% interest awarded on July 1, 2016, in exchange for its participation and funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology platform  (“MIDS”). MML will have the right, under license, to use the MIDS Intellectual Property (“MIDS IP”) during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party. The SSA was modified in September 2016 and January 2017 to amend the amount and timings of certain payments, to reflect the cash requirements of MML.

2.	Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2016, the Company had not yet achieved profitable operations, had accumulated losses of $1,560,392 since its inception, had a working capital of $18,801 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Equity method accounting for joint venture

As of December 31, 2016, the Company has a 40%  interest in a joint venture with Bio-AMD UK Holdings Limited by way of subscription and shareholders agreement in a third party medical detection device developer, MIDS Medical Limited (“MML”).  The investment in MML is accounted for using the equity method.

Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2016 through the date these financial statements were issued for disclosure purposes.

Recently adopted accounting standards

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ZENOSENSE, INC.
Notes to the Financial Statements

4.	Equity Method Investment

On June 20, 2016, the Company entered into a joint venture arrangement by way of a Subscription and Shareholders’ Agreement (“MML SSA”) with a third party medical detection device developer (“Partner”) utilizing a joint venture vehicle, MIDS Medical Ltd, a UK Limited company of which the Company owns a 40% interest awarded on July 1, 2016, in exchange for its participation and funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner’s MIDS universal immunoassay detection technology platform  (“MIDS”). MML will have the right, under license, to use the MIDS Intellectual Property (“MIDS IP”) during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party. The SSA was modified in September 2016 and January 2017 to amend the amount and timings of certain payments, to reflect the cash requirements of MML.

During the year ended December 31, 2016, the Company’s equity share of the net losses in MML totaled $43,164, combined with the Company’s investment during the year of $292,500 for a net investment of $249,336 as of December 31, 2016. The summarized balance sheet of MML as of December 31, 2016 is as follows:

Current Assets
Cash	$165,334
Prepaid expenses	5,813
171,147
Property and equipment	17,818
Intellectual property	975,000
Total Assets	$1,163,965

Current Liabilities
Accounts payable - trade	$3,523
Accrued liabilities	18,286
Total Current Liabilities	21,809

Equity
Share capital	1,625,000
Subscription receivable	(357,500)
Other comprehensive income	(17,433)
Accumulated deficit	(107,911)
Total equity	1,142,156
Total Equity and Liabilities	$1,163,965

The summarized statement of operations for MML for the period July 1, 2016 to December 31, 2016 is as follows:

Revenue	$–
General and administrative expenses	107,911
Net loss	$(107,911)

ZENOSENSE, INC.
Notes to the Financial Statements

5.	Loan payable

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

On November 2, 2015, these four promissory notes (the “Prior Notes”) were assigned to a new party (the “Noteholder”) for a total of $110,000 in principal, plus accrued interest of $3,647 as of that date. The Prior Notes bear interest of 5% and are due on demand.

On March 29, 2016, the Noteholder gave notice that it demanded repayment of all principal amounts and accrued interest outstanding on the Prior Notes, due within 90 days of the demand notice. No further action was taken in respect of the demand. However, on May 17, 2016, the Noteholder agreed to exchange the Prior Notes and accrued interest then totalling $115,744 for two new convertible notes.

6.	Convertible Debt

On April 20, 2016, the Noteholder agreed to a loan of $40,000, and the Company issued the convertible 2016 April Senior Note in a principal amount of $40,000.  The April Senior Note bears interest at 5% per annum and is due on April 19, 2018.  The April Senior Note may not be prepaid.  As of September 20, 2016, the April Senior Note became convertible into shares of common stock of the Company, at the discretion of the holder, at a price of $0.007 per share, subject to a blocker provision that limits the amount of common stock that may be issued at any time to 4.99% of the then outstanding shares of common stock.  The Company has initially reserved 5,714,286 shares of Common Stock issuable upon the conversion feature.

On May 17, 2016, the Noteholder agreed to exchange the Prior Notes (see Note 5) for two new convertible notes, the May Senior Notes under two separate Securities Exchange Agreements.  One note is for the principal amount of $53,197 (the “May $53,197 Senior Note”) and the other for the principal amount of $62,547 (the “$62,547 May Senior Note”), for a combined aggregate principal amount of $115,744.  The May Senior Notes bear interest at 5% per annum, are due on May 16, 2018 and may not be prepaid by the Company. The May Senior Notes can be converted into shares of common stock of the Company at the discretion of the holder, at a price of $0.007 per share, subject to a blocker provision that limits the amount of common stock that may be issued at any time to 4.99% percent of the outstanding shares of common stock.  The Company has initially reserved 16,534,857 shares of Common Stock issuable upon the conversion feature.

On October 18, 2016, the Noteholder entered into a Debt Purchase and Assignment Agreement (the “Assignment Agreement”) with an accredited investor as defined in Rule 501(a) of the 1933 Securities Act (the “Junior holder”), whereby the Junior holder purchased $42,000 of the principle amount of the $62,547 May Senior Note. Under the terms of the Assignment Agreement; (a) the portion of the $62,547 May Senior Note 2 held by the Junior holder (such portion being referred to as the “Junior Note”) will be subordinate to the portion of the $62,547 May Senior Note held by the Noteholder (such portion being referred to as the “Senior Note”) and all other debt of the Noteholder issued by the Company at all times that the Company has any obligations under the Senior Note or any other debt securities issued to the Noteholder, and all actions requiring permission from the Noteholder as set out in the $62,547 May Senior Note and the Exchange Agreement will remain in place and the Junior Note will be amended to reflect these rights; and (b) the Junior Note will be amended whereby the Junior holder will not be permitted to convert any of the Junior Note into shares of common stock of the Company unless the trading price of the Company’s securities is equal to or greater than $0.15 per share based on the average volume weighted price of the preceding five trading days.

ZENOSENSE, INC.
Notes to the Financial Statements

On November 1, 2016, after notice from the Noteholder, the Company reissued the $62,547 May Senior Note in the amounts of $42,000 (the “Junior Note”) and $21,968 (which includes the full amount of the interest due through November 1, 2016 on the $62,547 May Senior Note) under two separate new notes. The terms of the $42,000 note were modified to make it subordinate to the note in principal amount of $21.968 (the “November Senior Note), but otherwise the two notes are basically the same and generally carry forward the terms of the May 2016 Notes.

On September 29, 2016, the Company issued an unsecured convertible note (the “September 2016 Note”) in the principal amount of $60,000, to the Noteholder in exchange of a loan of $60,000. Under the September 2016 Note, the Company also granted an option  to the Noteholder to provide four additional unsecured convertible loans to the Company (the “Option Loans”), in the following amounts: (a) on or before October 31, 2016, an amount of $140,000; (b) on or before November 30, 2016, an amount of $170,000 (c) on or before January 31, 2017, an amount of $180,000; and (d) on or before March 31, 2017, an amount of $100,000.

On October 27, 2016, the Noteholder exercised the first Option Loan and Company issued an unsecured note (the “October 2016 Note”) in the principal amount of $140,000, to the Noteholder in exchange of a loan of $140,000.

On December 6, 2016, the Company and the holder entered into an amendment to the Note (the “Note Amendment”) reflecting the change in the Phase 1 Payments schedule. The Note Amendment revised the Option Loan schedule and amount and allowed the holder to provide four unsecured convertible loans to the Company (the “New Option Loans”): (a) on December 6, 2016, a Conversion Loan of $30,000; (b) on or before January 31, 2017, a Conversion Loan of $180,000; (c) on or before February 28, 2017, a Conversion Loan of $140,000; and (d) on or before March 31, 2017, a Conversion Loan of $100,000. All other terms and conditions of the New Option Loans are the same as the Option Loans.

Simultaneously with the execution of the amendment, the Company issued a New Option Loan in the principal amount of $30,000 (the “December 2016 Note”).

See note 11 for the discussion of the Second Note Amendment entered into in February 2017.

The terms and conditions of certain commitment loans (see Note 8 below), the Option Loans, the New Option Loans, the September 2016 Note, the October 2016 Note and the December 2016 Note (collectively the “New Loans”) are the same (conversion and floor prices having been adjusted in line with the terms of the commitment loans at the time of the reverse stock split completed on August 4, 2016), and bear an interest rate of 10% per annum, based on a 360 day year, and are due four years from the issuance date (the “Maturity Date”). The Company may, at any time prior to the Maturity Date, prepay any unconverted amount of the New Loans in full or in part. The Noteholder may, at any time prior to the Maturity Date convert any or all of the New Loans into shares of common stock of the Company (the “Common Stock”) at either (a) $0.07 per share (subject to adjustment), or (b) a 15% discount to the 10-day Volume Weighted Average Price per share, provided that any such conversion is not at a price of less than $0.035 per share (subject to adjustment). In either scenario the total number of shares of Common Stock issued on conversion may not cause the total beneficial ownership held by the Investor and its affiliates, or the Noteholder and its affiliates to exceed 4.99% of the outstanding shares of Common Stock. On the Maturity Date of each of the New Loans any outstanding amount shall automatically and mandatorily convert into Common Stock at a price of $0.07 per share (subject to adjustment). The New Loans also contain standard anti-dilution provisions.

The Company evaluated the notes to have beneficial conversion features with an intrinsic value exceeding the principal balances. The intrinsic value is based upon the difference between the market price of Zenosense’s common stock on the date of issuance and the conversion price of $0.07. The total discount is being amortized through an interest expense using the interest method over the term of the notes. For the year ended December 31, 2016, the Company recorded amortization of $60,462 the debt discount. The summary of convertible notes payable for the year ended December 31, 2016 is as follows:

Principal balances of the convertible notes	$387,165
Less discount related to beneficial conversion features	(374,308)
Add amortization of debt discount	60,462
Balance at December 31, 2016	$73,319

ZENOSENSE, INC.
Notes to the Financial Statements

7.	Common stock

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

On July 28, 2014, the loan from a third party investor, in the principal amount of $13,000, and the accrued interest of $100 was converted into 65,500 shares of our common stock. The shares were issued as restricted stock, pursuant to an exemption from registration under the federal securities laws

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company’s common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase installments were made in August and September.  Each installment was for 337,500 shares at a purchase price of $67,500 per installment. The shares when issued are pursuant to an exemption from registration under the federal securities laws. On November 11, 2014, the Company received $67,500 for 337,500 shares of common stock. As of December 31, 2016 and 2015 the shares in connection with the final investment have not been issued.

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

Under the terms of the SPA; the Investor purchased 9,589,512 shares of the Company’s common stock, par value $0.001 per share, for a purchase price of $150,000 and a commitment by the Investor to provide a series of unsecured convertible loans (the “Commitment Loans”) in an aggregate loan amount of $640,000, payable in four individual amounts, the first payment due by September 20, 2016, the Noteholder retaining the right of first refusal on the Commitment Loans. The first Commitment Loan was not entered into due to the capital requirements of the Company being less than anticipated, primarily due to lower than expected MML development costs during the quarter, which allowed for an amendment to the MML funding obligations of the Company. Consequently, the Company issued the October 2016 Note in the amount of $60,000 rather than draw upon the Commitment Loans which was provided by the Noteholder. Subsequently the Noteholder has exercised its right to provide a number of loans (see Note 5 above).

On September 29, 2016, the Investor, the Company and the Noteholder entered into an amendment to the SPA pursuant to which the Investor, the Noteholder and the Company agreed that should the Noteholder elect to provide the Option Loans, as amended, the Investor will not be required to, or will it be permitted to, provide the Commitment Loans. In the event the Noteholder does not provide the Option Loans, the Investor will be required  provide the Commitment Loans in an amended aggregate amount of $580,000, on dates and in amounts to be agreed between the Investor and the Company.

8.	Commitments

MML Funding Arrangement

The Company’s funding of MML was limited to an initial committed aggregate payment of £450,500 (approximately $650,000 at exchange rates prevailing at the time of the MML SSA) for Phase 1 of which $160,000 has been paid. In addition, the Company may be required to provide an additional £45,000 (approximately $55,000 at current exchange rates) to be available after March 31, 2017,  payable within 20 days after the Company receives written notice from MML.

On September 29, 2016, the MML SSA commitment was amended (the “First Amendment”) to provide for the total amount of $650,000, payable under an amended timetable; all the other provisions of the MML SSA remained in force. Under the First Amendment, the Company had made payments to MML of $130,000 on August 2, 2016 and $30,000 on October 1, 2016. Subsequent payments were amended  to be made as follows; (a) on or before October 31, 2016, a payment $110,000, (b) on or before November 30, 2016, a payment of $152,500; (c) on or before January 31, 2017 a payment of $152,500; and (d) on or before March 31, 2017 a payment of $75,000.

ZENOSENSE, INC.
Notes to the Financial Statements

On December 6, 2016, the MML SSA commitment was amended (the “Second Amendment”) to provide for the total amount of $650,000, payable under an amended timetable; all the other provisions of the MML SSA remained in force. Under the Second Amendment, the Company had made payments to MML of $130,000 on August 2, 2016, $30,000 on October 1, 2016 and $110,000 on October 30, 2016. Subsequent payments were amended to be made as follows; (a) within 10 days of December 6, 2016, a payment of $22,500; (b) on or before January 31, 2017, a payment of $152,500; (c) on or before February 31, 2017, a payment of $130,000; and (d) on or before March 31, 2017, a payment of $75,000.

See Note 11 for the discussion of the Third Amendment entered into in January 2017.

Sgenia License Agreement

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

The Company’s funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Amendment of July 2015, at the date of this report, the revised and approved budget is approximately $1,142,143, of which $769,787 has been advanced (including the amount advanced under the prior budget) as of September 30, 2016. The Company is currently committed to advancing approximately EUR656,000, for research and development under the revised and approved budget, and subject to Sgenia meeting certain milestones. Some of the milestones have not been met as of September 30, 2016.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

ZENOSENSE, INC.
Notes to the Financial Statements

9.	Income taxes

Our deferred tax assets consist of the benefit from net operating loss (“NOL”) carry-forwards.  The related deferred tax assets of approximately $546,100 and $458,900, respectively, have been fully offset by a valuation allowance.
The NOL carry-forwards begin to expire in 2029.

At December 31, 2016 and 2015, the Company had net operating loss carry-forwards of $1,560,392 and $1,311,030, respectively.

10.	Related party transactions

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain his services as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement. On August 12, 2016, the Company amended Mr. Carlos Jose Gil’service agreement to include additional compensation, if any, to be equal to 10% of the revenue received by Zenosense, Inc. from MML as a result of any future commercialization of the MIDS project.

During the year ended December 31, 2016, the Company recorded $61,124 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of December 31, 2016, the Company owes Mr. Gil $85,671.  No additional compensation based on net sales has been earned to date.

11.	Subsequent events

On January 31, 2017, the Company entered into an amendment (the “Third Amendment”) to the SSA. MML, with the agreement of the Company, had been exploring a potential enhancement to the MIDS nanoparticle detection method and the development of a “Magnetic Bridge” detection technique, based on the MIDS technology and consequently there had been a surplus of development cash on account with no immediate requirement for additional funding.  Under the Third Amendment, subsequent payments were amended to be payable in the following amounts on these dates; (a) on or before March 15, 2017, a payment of $130,000; (b) on or before April 15, 2017, a payment of $152,500; and (d) on or before May 15, 2017, a payment of $75,000. MML has the right to draw down all or part of the earliest of any undrawn Phase 1 Payments in advance of the payment due date, with 14 days advance notice to the Company (the “Accelerated Payment”). All other provisions and terms of the MIDS Agreement and the aggregate amount of the Phase 1 Payments remain the same.

On February 1, 2017, the Company and the Holder entered into a further amendment to the Note (the “Second Note Amendment”) reflecting the change in the Company’s cash requirements brought about by the change in the Phase 1 Payments schedule detailed above. The Second Note Amendment revised the Conversion Loan schedule and amount to allows the Holder to provide three unsecured convertible loans to the Company (the “New Option Loans”): (a) on or before March 15, 2017, a Conversion Loan of $160,000; (b) on or before April 15, 2017, a Conversion Loan of $170,000; and (c) on or before May 15, 2017, a Conversion Loan of $90,000. All other terms and conditions of the New Option Loans are the same as the Option Loans and are listed in note 5 above. In the event the Company receives a notice of Accelerated Payment, the Company will immediately inform the Investor which agrees to either provide or decline to provide the funds required within 3 calendar days of such request being received.

On March 3, 2017, the Company issued an unsecured note (the “March 2017 Note”) in the principal amount of $160,000, to the Noteholder in exchange of a loan of $160,000. The Noteholder retained the option to provide the balance of the New Option Loans. On receipts of these funds, a payment of $130,000 was made to MML in line with the terms of the Third Amendment.

On April 2, 2017, the Company issued an unsecured note (the “April 2017 Note”) in the principal amount of $170,000, to the Noteholder in exchange of a loan of $170,000. The Noteholder retained the option to provide the final amount of $90,000 of the New Option Loans. On receipt of these funds, a payment of $152,500 was made to MML in line with the terms of the Third Amendment.

On February 16, 2017, the Company issued 828,571 shares of common stock in exchange for the conversion of $5,800 of the principal amount due under the Junior Note. Consequently, the principal amount owing on the Junior Note reduced to $36,200 plus accrued interest.

On February 16, the Company issued 832,000 shares of common stock in exchange for the conversion of $5,824 of the principal amount due under the May $53,197 Senior Note. Consequently, the principal amount owing on the Senior Note reduced to $47,373 plus accrued interest.

On April 4, 2017, the Company issued 916,900 shares of common stock in exchange for the conversion of $6,418 of the principal amount due under the May $53,197 Senior Note. Consequently, the principal amount owing on the May $53,197 Senior Note reduced to $40,955 plus accrued interest.

On April 6, 2017, the Company issued 828,571 shares of common stock in exchange for the conversion of $5,800 of the principal amount due under the May $22,300 Junior Note. Consequently, the principal amount owing on the May $22,300 Junior Note reduced to $16,500 plus accrued interest.

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

Our management, with the participation of the Chief Executive Officer, the sole officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2016, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2016. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

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

During the fiscal year ended December 31, 2016, Mr. Carlos Jose Gil was subject to Section (16)(a) compliance. Mr. Gill has filed the required reports on Forms 3 and 4.

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

ITEM 11.                      EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer, who is also our Principal Financial Officer (“PFO”), during the past completed fiscal years of 2015 and 2016.

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Total
Carlos Jose Gil	2016	$61,124	$-0-	$61,124
	2015	$59,404	$-0-	$59,404

On December 5, 2013, the Company has entered into a service agreement with Mr. Carlos Jose Gil, under which it will obtain the services of Mr. Carlos Jose Gil as the Chief Executive Officer of the Company, through his consulting firm, Ksego Engineering S.L. Mr. Gil will be compensated with a monthly base amount of €4,500, and will be provided with additional cash compensation equal to 10% of the net sales generated from the sales of the Company of the products licensed under the License Agreement, based on the same definition of “net sales” in the License Agreement.  The employment arrangement is for a period of one year, which is automatically extended on a month to month basis, unless advance notice is given to not extend the agreement.  Mr. Gil may terminate the agreement on three months’ notice and the Company may terminate the agreement on one months’ notice.  Mr. Gil will spend a majority of his time on the business affairs of the Company, but there is no specified number of days or hours to be so expended, and Mr. Gil has the right to pursue other business activities directly or through his consulting firm, Ksego Engineering S.L. The agreement contains standard provisions to terminate for cause and disability and reimbursement for expenses.

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

During the year ended December 31, 2016, we paid our sole officer, Mr. Carlos Jose Gil, $61,124 for services during 2016.  During the year ended December 31, 2015, we paid our sole officer, Mr. Carlos Jose Gil, $59,404 for services during 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 12, 2017, for:

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

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1)	Percentage of Beneficial Ownership (1)
Carlos José Gil, CEO and Director (2)	-0-	-0-
All officers and directors (1 person)	-0-	-0-

Valley Heights, Inc (3)                                                                           9, 589,512                                                      47.74%

(1)	This table is based on 20,083,381 shares of common stock issued and outstanding as of the date indicated above.
(2)	Mr. Gil’s address is Avda Cortes Valencianas 58, Planta 5, Valencia, Spain. (3) Valley Heights, Inc. address is Suite 1-A, 5, Eusebio A Morales, El Cangrego, Panama City, Republic of Panama

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2016 and December 31, 2015, was $13,250 and $12,000, respectively.

Audit Related Fees.

We incurred $0 and $0 to our auditors for audit related fees during the fiscal years ended December 31, 2016 and 2015, respectively.

Tax Fees.

N/A

All Other Fees.

N/A

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS

Exhibit

Number	Description
3.1*	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of the Form -S1 filed with the Securities and Exchange Commission on March 17, 2009).
3.2*	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 of the Form 8-K filed with the Securities and Exchange Commission on November 25, 2013).
3.3*	Amended and Restated By-laws (Incorporated by reference to Exhibit 3.4 of the Form 8-K filed with the Securities and Exchange Commission on November 25, 2013).
3.4*	Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of hte Form 8-K filed with the Securities and Exchange Commision on August 4, 2016).
3.5*	Certificate of Correction to Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 of the Form 8-K filed with teh Securities and Exchange Commission on August 4, 2016).
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
10.7*
Amendment No. 2 to Development and Exclusive License Agreement, dated April 28, 2015 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 2, 2015)

10.8*
Amendment No. 3 to Development and Exclusive License Agreement, dated July 21, 2015 (Incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on July 24, 2015)

10.9*	Form Securities Purchase Agreement, dated April 20, 2016.
10.10*	Form Securities Exchange Agreement, dated May 17, 2016.
10.11*	Form Convertible Note, issued on April 20, 2016.
10.12*	Form Convertible Note, issued on May 17, 2016.
23.1**	Consent from GBH CPAs, PC
31.1**	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Instance Document**
EX-101.SCH	Taxonomy Extension Schema**
EX-101.CAL	Taxonomy Extension Calculation Linkbase**
EX-101.DEF	Taxonomy Extension Definition Linkbase**
EX-101.LAB	Taxonomy Extension Label Linkbase**
EX-101.PRE	Taxonomy Extension Presentation Linkbase**
*           Previously filed.
**           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

ZENOSENSE, INC.

Date: April 17, 2017	By:	/s/ Carlos Jose Gil
Carlos Jose Gil
Chief Executive Officer, Chief Accounting/Financial Officer, and Sole Director