Form 10-Q/A
period 2017-03-31
ZENOSENSE, INC.
filed 2017-05-19
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,083,493 common shares issued and outstanding as of May 17, 2017

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Zenosense, Inc. for the three months ended March 31, 2017 is being submitted solely to file Exhibits 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of May 18, 2017.

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

ZENOSENSE, INC.

Date: May 19, 2017	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)