Form 10-Q
period 2017-06-30
ZENOSENSE, INC.
filed 2017-08-21
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2017

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
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 22,000,393 common shares issued and outstanding as of August 18, 2017.

ZENOSENSE, INC.

PART I - FINANCIAL INFORMATION

ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of June 30, 2017 and December 31, 2016 and
For the Three and Six Months Ended June 30, 2017 and 2016

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,572	$10,271
Investment in joint venture	527,699	249,336
Prepaid expense	3,123	9,375
Total assets	$562,394	$268,982

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expense	$49,231	$23,691
Accounts payable and accrued expense – related party	80,499	85,671
Convertible notes, net of discount of $642,213 and $313,846, respectively	184,691	73,319
Stock payable	67,500	67,500
Total current liabilities	381,921	250,181

Stockholders' equity:
Common stock 500,000,000 shares authorized, $0.001 par value issued and outstanding 21,000,393 and 16,677,431 shares, respectively	21,000	16,677
Additional paid-in capital	2,013,329	1,562,516
Accumulated deficit	(1,853,856)	(1,560,392)
Total stockholders' equity	180,473	18,801
Total liabilities and stockholders' equity	$562,394	$268,982

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three and Six Months Ended June 30, 2017 and 2016
 (Unaudited)

	Three Months ended June 30, 2017	Three Months ended June 30, 2016	Six Months ended June 30, 2017	Six Months ended June 30, 2016

Revenues	$-	$-	$-	$-

Expense
General and administrative expense	52,891	43,861	89,840	70,467
Total expenses	52,891	43,861	89,840	70,467

Loss from operations	(52,891)	(43,861)	(89,840)	(70,467)

Other income/(expense)
Interest expense	(62,159)	(2,872)	(124,487)	(4,281)
Loss in equity method investment	(45,478)	-	(79,137)	-
Total other expense	(107,637)	(2,872)	(203,624)	(4,281)

Net loss	$(160,528)	$(46,733)	$(293,464)	$(74,748)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	20,299,827	9,406,253	18,994,103	8,253,495

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
 Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016

	June 30, 2017	June 30, 2016

Operating Activities
Net loss	$(293,464)	$(74,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	96,508	1,087
Loss in equity method investment	79,137	-
Changes in operating assets and liabilities:
Prepaid expense	6,252	4,167
Accounts payable and accrued expense	25,540	(4,946)
Accounts payable and accrued expense – related party	(5,172)	20,621
Cash used in operating activities	(91,199)	(53,819)

Investing activities
Investment in joint venture	(357,500)	(130,000)
Cash used in investing activities	(357,500)	(130,000)

Financing activities
Proceeds from sales of common stock	-	150,000
Proceeds from convertible note payable	470,000	40,000
Cash provided by financing activities	470,000	190,000

Net increase in cash	21,301	6,181

Cash, beginning of period	10,271	989

Cash, end of period	$31,572	$7,170

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Beneficial conversion feature	$424,875	$-
Share issued for conversion of debt	$30,261	$-

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

1.	Nature of operations

Zenosense, Inc. was incorporated under the laws of the State of Nevada on August 11, 2008 for the purpose of acquiring and developing mineral properties. The Company's mineral rights agreement was terminated on May 15, 2013.

On November 22, 2013, the Company filed a certificate of amendment with the State of Nevada and (1) changed its name from Braeden Valley Mines, Inc. to Zenosense, Inc. and (2) effected an increase in the Company's authorized shares from 50,000,000 to 500,000,000, with par value of $0.001 per share.

Effective December 4, 2013, the Company entered into a development and exclusive license agreement ("License Agreement") whereby the Company will provide a third party with capital  for the development of sensory technology for a methicillin resistant Staphylococcus aureus / Staphylococcus aureus ("MRSA/SA") detection device and a cancer detective device and other improvements and variations to the products (the "Sgenia Products") to be used in the hospital and health care environments, in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement was modified in April 2015 and July 2015 to extend to additional cancer sensory products and to modify and extend the development schedule and change the research funding budget to accommodate the lung cancer product as well as MRSA/SA product.

On June 20, 2016, the Company entered into a joint venture arrangement by way of a Subscription and Shareholders' Agreement ("MML SSA") with a third party medical detection device developer ("Partner") utilizing a joint venture vehicle, MIDS Medical Ltd ("MML"), a UK Limited company of which the Company owns a 40% interest awarded on July 1, 2016, in exchange for its participation and funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner's MIDS universal immunoassay detection technology platform  ("MIDS"). MML will have the right, under license, to use the MIDS Intellectual Property ("MIDS IP") during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party. The SSA was modified in September 2016, December 2016 and January 2017 to amend the amount and timings of certain payments, to reflect the cash requirements of MML.

2.	Going concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $1,853,856 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Equity method accounting for joint venture

As of June 30, 2017, the Company has a 40%  interest in a joint venture with the Partner by way of subscription and shareholders agreement in a third party medical detection device developer, MIDS Medical Limited ("MML"). The investment in MML is accounted for using the equity method.

Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2017, up through the date these financial statements were issued and no subsequent events occurred that required disclosure in the accompanying financial statements.

Recently adopted accounting standards

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

4.	Equity Method Investment

On June 20, 2016, the Company entered into the MML SSA with the Partner utilizing a joint venture vehicle, MML of which the Company owns a 40% interest awarded on July 1, 2016, in exchange for its participation and funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner's MIDS universal immunoassay detection technology platform. MML will have the right, under license, to use the MIDS IP during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party. The MML SSA was modified in September 2016, December 2016 and January 2017 to amend the amount and timings of certain payments, to reflect the cash requirements of MML.

For the six months ended June 30, 2017, the Company's equity share of the net losses in MML was $79,137. The Company's additional investment in MML paid during the six months ended was $357,500. As of June 30, 2017, the Company had a net investment of $527,699 in MML. The summarized balance sheet of MML as of June 30, 2017 is as follows:

Current assets
Cash	$305,474
Prepaid expenses	25,381
330,855
Property and equipment	31,785
Intellectual property	975,000
Total assets	$1,337,640

Current liabilities
Accounts payable - trade	$6,504
Accrued liabilities	11,357
Total current liabilities	17,860

Equity
Share capital	1,625,000
Other comprehensive income	15,546
Accumulated deficit	(320,766)
Total equity	1,319,780
Total equity and liabilities	$1,337,640

The summarized statement of operations for MML for the six months ended June 30, 2017 is as follows:

Revenue	$–
General and administrative expenses	197,842
Net loss	$(197,842)

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

5.	Convertible Debt

On April 20, 2016, the Company issued a convertible note to a third party (the "Noteholder") in a principal amount of $40,000 (the "April Senior Note").  The note is due on April 19, 2018, cannot be prepaid and bears interest at 5% per annum.  On September 20, 2016, at the noteholder's discretion, it became convertible into shares of common stock of the Company at a price of $0.007 per share, subject to a blocker provision that limits the amount of common stock that may be issued at any time to 4.99% of the then outstanding shares of common stock.  The Company has initially reserved 5,714,286 shares of common stock issuable upon the conversion feature.

On May 17, 2016, the Noteholder of four unsecured promissory notes in the aggregate of $110,000 (the "Prior Notes") agreed to exchange these notes for two new convertible notes, (together the "May Senior Notes") under two separate Securities Exchange Agreements.  One note for the principal amount of $53,197 (the "$53,197 May Senior Note"), and the other for the principal amount of $62,547 (the "$62,547 May Senior Note"), for a combined aggregate principal amount of $115,744.  The May Senior Notes bear interest at 5% per annum and are due on May 16, 2018 and may not be prepaid by the Company. The May Senior Notes can be converted into shares of common stock of the Company at the discretion of the holder, at a price of $0.007 per share, subject to a blocker provision that limits the amount of common stock that may be issued at any time to 4.99% of the outstanding shares of common stock.  The Company has initially reserved 16,534,857 shares of common stock issuable upon the conversion feature.

On October 18, 2016, the Noteholder entered into a Debt Purchase and Assignment Agreement (the "Assignment Agreement") with an accredited investor as defined in Rule 501(a) of the 1933 Securities Act (the "Junior holder") to purchase $42,000 (the "Junior Note") of the principal amount of the $62,547 May Senior Note. The Assignment Agreement stipulated that the Junior Note is (a) subordinate to the noteholder's balance of the $62,547 May Senior Note; and (b) unconvertible unless the trading price of the Company's securities is equal to or greater than $0.15 per share based on the volume weighted average price ("VWAP") of the preceding five trading days.

On November 1, 2016, after notice from the Noteholder, the Company reissued the $62,547 May Senior Note in two notes: (a) the Junior Note in an amount of $42,000 and (b) the balance of the $62,547 May Senior Note, this being $21,968 to include interest due through November 1, 2016 (the "November Senior Note"). The Junior Note contains terms reflecting the Assignment Agreement stipulations of subordination and VWAP conversion otherwise the two notes carry forward the same terms of the May Senior Note.

On September 29, 2016, the Company issued an unsecured convertible note in the principal amount of $60,000 to the Noteholder (the "September 2016 Note") which also granted an option to the Noteholder to provide four unsecured convertible loans (the "Option Loans"): (a) by October 31, 2016, $140,000; (b) by November 30, 2016, $170,000 (c) by January 31, 2017, $180,000; and (d) by June 30, 2017, $100,000.

On October 27, 2016, under the Option Loans, the Company issued an unsecured note (the "October 2016 Note") in the principal amount of $140,000, to the Noteholder.

On December 6, 2016, the September 2016 Note was amended (the "Note Amendment") to revise the Option Loans amounts and timing to allow the Noteholder to provide four unsecured convertible loans to the Company (the "New Option Loans"):  (a) on December 6, 2016, a loan of $30,000; (b) by January 31, 2017, a loan of $180,000; (c) by February 28, 2017, a loan of $140,000; and (d) by March 31, 2017, a loan of $100,000. All other terms and conditions remained the same. Simultaneously with the Note Amendment, the Company issued a note to the Noteholder in the principal amount of $30,000 (the "December 2016 Note").

On February 1, 2017, the September 2016 Note was further amended (the "Second Note Amendment") to revise the Option Loans amounts and timing to allow the Noteholder to provide three unsecured convertible loans to the Company (the "New Option Loans 2"): (a) by March 15, 2017, $160,000; (b) by April 15, 2017, $170,000; and (c) by May 15, 2017, $90,000. All other terms and conditions remained the same.

On March 3, 2017, the Company issued an unsecured note (the "March 2017 Note") in the principal amount of $160,000 to the Noteholder which retained the option to provide the balance of the New Option Loans 2. On receipt of these funds, a payment of $130,000 was made to MML.

On April 2, 2017, the Company issued an unsecured convertible note (the "April 2017 Note") in the principal amount of $170,000, to the Noteholder in exchange for a loan of $170,000. The Noteholder retained the option to provide the final amount of $90,000 of the New Option Loans 2. On receipt of these funds, a payment of $152,500 was made to MML.

On May 8, 2017, the Company issued an unsecured convertible note (the "May 2017 Note") in the principal amount of $90,000, to the Noteholder in exchange for a loan of $90,000 (representing the final balance of the New Option Loans 2). On receipt of these funds, a payment of $75,000 was made to MML.

On May 14, 2017, the Company issued an unsecured convertible note (the "May 14, 2017 Note") in the principal amount of $50,000, to the Noteholder in exchange for a loan of $50,000 for general working capital. The terms and conditions of the  May 14, 2017 Note are essentially the same as the New Loans (as defined below) with the exception of a conversion price of $0.40 and no option to provide further loans granted.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

The terms and conditions of certain commitment loans (see note 6 below), the Option Loans, the New Option Loans, and the New Option Loans 2 (collectively the "New Loans") are the same (conversion and floor prices having been adjusted in line with the terms of the commitment loans at the time of the reverse stock split completed on August 4, 2016), and bear an interest rate of 10% per annum, based on a 360-day year, and are due four years from the issuance date. The Company may, at any time prior to the maturity date, prepay any unconverted amount of the New Loans in full or in part. The Noteholder may, at any time prior to the maturity date convert any or all of the New Loans into shares of common stock of the Company at either (a) $0.07 per share (subject to adjustment), or (b) a 15% discount to the 10-day Volume Weighted Average Price per share, provided that any such conversion is not at a price of less than $0.035 per share (subject to adjustment). In either scenario the total number of shares of common stock issued on conversion may not cause the total beneficial ownership held by the Investor and its affiliates, or the Noteholder and its affiliates to exceed 4.99% of the outstanding shares of common stock. On the maturity date of each of the New Loans, any outstanding amount shall automatically and mandatorily convert into common stock at a price of $0.07 per share (subject to adjustment). The New Loans also contain standard anti-dilution provisions.

The Company evaluated the notes to have beneficial conversion features with an intrinsic value exceeding the principal balances. The intrinsic value is based upon the difference between the market price of Zenosense's common stock on the date of issuance and the conversion price of $0.007 and $0.07. The total discount is being amortized through interest expense using the interest method over the term of the notes. For the six months ended June 30, 2017, the Company recorded amortization of debt discount in the amount of $96,508. In addition, the Company recorded additional beneficial conversion feature related to the 2017 note issuances, mentioned above, in the amount of $424,875. During the six months ended June 30, 2017, the Company converted $30,261 of debt into 4,322,942 shares of the Company's common stock at $0.007 per share. The summary of convertible notes payable for the six months ended June 30, 2017 is as follows:

Principal balances of the convertible notes	$826,904
Less discount related to beneficial conversion features	(424,875)
Add amortization of debt discount	96,508
Balance at June 30, 2017	$184,691

6.	Common stock

Zenosense's authorized capital consists of 500,000,000 shares of common stock, with par value of $0.001.

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company's common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase instalments were made in August and September.  Each instalment was for 337,500 shares at a purchase price of $67,500 per instalment. The shares when issued are pursuant to an exemption from registration under the federal securities laws. On November 11, 2014, the Company received $67,500 for 337,500 shares of common stock. As of December 31, 2016 and 2015, the shares in connection with the final investment have not been issued.

On June 6, 2016, the Company entered into a Securities Purchase Agreement (the "SPA") with an accredited investor (the "Investor").  The transaction closed on June 8, 2016.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

On August 3, 2016, the Company implemented a 1-for-7 reverse split of its common stock.  All share and per share data in these financial statements and footnotes have been retrospectively adjusted to account for this reverse stock split.

Under the terms of the SPA; the Investor purchased 9,589,512 shares of the Company's common stock, par value $0.001 per share, for a purchase price of $150,000 and a commitment by the Investor to provide a series of unsecured convertible loans (the "Commitment Loans") in an aggregate loan amount of $640,000, payable in four individual amounts, the first payment due by September 20, 2016, the Noteholder retaining the right of first refusal on the Commitment Loans. The first Commitment Loan was not entered into due to the capital requirements of the Company being less than anticipated, primarily due to lower than expected MML development costs during the quarter, which allowed for an amendment to the MML funding obligations of the Company. Consequently, the Company issued the October 2016 Note in the amount of $60,000 rather than draw upon the Commitment Loans which was provided by the Noteholder. Subsequently the Noteholder has exercised its right to provide a number of additional loans.

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

On February 16, the Company issued 832,000 shares of common stock in exchange for the conversion of $5,824 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the Senior Note reduced to $47,373 plus accrued interest.

On April 4, 2017, the Company issued 916,900 shares of common stock in exchange for the conversion of $6,418 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $40,955 plus accrued interest.

On April 4, 2017, the holder of the Junior Note (the "Original Junior Note Holder") notified the Company that it had sold and assigned an aggregate amount of $22,300 of the $42,000 Junior Note to a new investor (the "Additional Junior Note Holder").  The Company therefore cancelled the Junior Note, and issued a new note in the principal amount of $22,300 to the Additional Junior Note Holder (the "Additional Junior Note") and a new note in the principal amount of $14,712 to the Original Junior Note Holder.

On April 6, 2017, the Company issued 828,571 shares of common stock in exchange for the conversion of $5,800 of the principal amount due under the Additional Junior Note. Consequently, the principal amount owing on the Additional Junior Note was reduced to $16,500 plus accrued interest.

On June 2, 2017, the Company issued 916,900 shares of common stock in exchange for the conversion of $6,418 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $34,537 plus accrued interest.

7.	Commitments

MML Funding Arrangement

The Company's funding of MML was limited to an initial committed aggregate payment of £450,500 (approximately $650,000 at exchange rates prevailing at the time of the MML SSA) for Phase 1. In addition, the Company may be required to provide an additional payment (the "Contingency") of up to £45,000 (approximately $58,360 at June 30, 2017 exchange rates) to be available after March 31, 2017, payable within 20 days after the Company receives written notice from MML.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

On September 29, 2016, the MML SSA was amended to provide for a committed aggregate payment of $650,000, payable in USD under an amended timetable; all other provisions of the MML SSA remained in force. Under the first amendment, the Company had made payments to MML of $130,000 on August 2, 2016 and $30,000 on October 1, 2016. Subsequent payments were amended as follows: (a) by October 31, 2016, $110,000, (b) by November 30, 2016, $152,500; (c) by January 31, 2017, $152,500; and (d) by June 30, 2017, $75,000.

On December 6, 2016, the MML SSA was further amended to provide for an amended payment timetable. The Company had made payments to MML of $130,000 on August 2, 2016, $30,000 on October 1, 2016 and $110,000 on October 30, 2016. Subsequent payments were amended as follows; (a) within 10 days of December 6, 2016, $22,500; (b) by January 31, 2017, $152,500; (c) by February 31, 2017, $130,000; and (d) by June 30, 2017, $75,000. All other provisions remained in force.

On January 31, 2017, the Company entered into an additional amendment to the MML SSA to provide for payments to be made: (a) by March 15, 2017, $130,000; (b) by April 15, 2017, $152,500; and (d) by May 15, 2017, $75,000. MML also obtained the right to draw down all or part of the earliest of any undrawn Phase 1 Payments in advance of the payment due date, with 14 days advance notice to the Company (the "Accelerated Payment"). All other provisions and terms of the MIDS Agreement and the aggregate amount of the Phase 1 Payments, as amended, remain in force.

As of May, 2017, the Company has made payments in an aggregate amount of $650,000 to MML. As of the date of the report there has been no request for payments under the Contingency.

Sgenia License Agreement

On December 4, 2013, the Company entered into the License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, "Sgenia") for the development of an MRSA/SA detection device and cancer detective device and other improvements and variations to the devices (the "Sgenia Products"), to be based on the Sgenia sensory technology. Pursuant to the License Agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The Company entered into amendments (the "Sgenia Amendments") to the License Agreement to modify and extend the Sgenia Products to include a lung cancer product and change the product development schedule and the research funding budget to accommodate the additional lung cancer product as well as the continuation of the development of the MRSA product. Additionally, the development stage objectives and milestones were modified to reflect the current state of development of each of the Sgenia Products.

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

The Company's funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Sgenia Amendment of July 2014, at the date of this report, the revised and approved budget is approximately $1,142,143, of which $769,787 has been advanced (including the amount advanced under the prior budget) as of June 30, 2017. The Company is currently committed to advancing approximately EUR 656,000 (approximately $704,262 USD), for research and development under the revised and approved budget, and subject to Sgenia meeting certain milestones. Some of the milestones have not been met as of June 30, 2017.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

In addition to providing the development funding, the Company will also pay royalties for completed sales of the Sgenia Products, payable 60 days after each fiscal quarter of the Company. The royalties will be 20% of net sales, which is calculated based on gross sales of the device and the installation and training for the Sgenia Products, less various expenses, including manufacturing, components acquired from Sgenia, commissions, refunds and discounts and sales taxes. If the Sgenia Products are sold by Sgenia in Spain for original use in Spain, then the royalties on those sales will be reduced. The Company also has the right to sublicense to other parties throughout the world, except in Spain if and when, if at all, Sgenia seeks to act as the distributor in that territory.

The Company has the option to fund the development of future proposed products based on the Sgenia intellectual property, and if funded the Company will obtain the right to manufacture, market and sell the resulting devices.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

8.	Income taxes

Our deferred tax assets consist of the benefit from net operating loss ("NOL") carry-forwards.  For the six months ended June 30, 2017, the related deferred tax assets of approximately $102,712, has been fully offset by a valuation allowance. As of June 30, 2017, the Company had net operating loss carry-forwards of $542,826. The NOL carry-forwards begin to expire in 2029.

9.	Related party transactions

On December 5, 2013, the Company entered into a one-year service agreement with Mr. Carlos Jose Gil, through his consulting firm, Ksego Engineering S.L., under which the Company will obtain his services as the Chief Executive Officer of the Company.  Mr. Gil will receive a base salary and additional compensation equal to 10% of the net sales generated from the License Agreement. On August 12, 2016, the Company amended Mr. Carlos Jose Gil's service agreement to include additional compensation, if any, to be equal to 10% of the revenue received by Zenosense, Inc. from MML as a result of any future commercialization of the MIDS project.

During the six months ended June 30, 2017, the Company recorded $30,098 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of June 30, 2017, the Company owes Mr. Gil $80,499.  No additional compensation based on net sales has been earned to date.

10.	Subsequent events

On July 17, 2017, the Company issued 1,000,000 shares of common stock in exchange for the conversion of $7,000 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $27,536 plus accrued interest.

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

As used in this quarterly report, the terms "we," "us," "our," "our company" and "Zenosense" mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries aside from our 40% interest in MIDS Medical Ltd ("MML").

General Overview

Zenosense, Inc. was incorporated on August 11, 2008 in the State of Nevada. In December 2013, we filed an amendment to our charter to change our name from "Braeden Valley Mines, Inc." to "Zenosense, Inc." and to increase the number of our authorized shares of Common Stock from 50,000,000 shares to 500,000,000 shares par value of $0.001.

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

In the summer of 2013, we started to look for new business opportunities.  We became interested in sensory technology devices for use in hospitals and health care environments.  During the latter part of the year, we began to negotiate a license agreement with the developers of such technology (the "Sgenia Technology"), and in December 2013, we entered into a Development and Exclusive License Agreement (the "License Agreement") with Sgenia Industrial, S.L. ("Sgenia") and its subsidiaries Sgenia Soluciones, S.L. ("Sgenia Subsidiary") and ZENON Biosystem, S.L. ("Zenon"), all of which were formed under the laws of Spain. The products currently being developed under the License Agreement include one to be used in the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus ("MRSA/SA") in the healthcare environment and another to be used to detect lung cancer in patients.  Under the terms of the License Agreement, we will provide Zenon with capital for the development of the devices that utilizes the Sgenia Technology (the "Sgenia Products"), in exchange for a worldwide, exclusive license to manufacture, formulate, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.  The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology.

In June 2016, we were presented the opportunity of involvement in a joint venture complementary to our current medical device development business plan and we entered into a joint venture to develop the MIDS technology. On June 20, 2016, we entered into a joint venture by way of a Subscription and Shareholders' Agreement ("MML SSA") with a third party medical detection device developer ("Partner") utilizing a joint venture vehicle, MML, a UK Limited company of which we own a 40% interest as of July 1, 2016. Our interest in MML was obtained in exchange for a funding commitment to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner's MIDS universal immunoassay detection technology platform ("MIDS). MML will have the right, under license, to use the MIDS intellectual property during the development and the MIDS intellectual property will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party.

To fund our obligations under the License Agreement and MML SSA, to date we have sold shares of common stock on a private placement basis, issued convertible debt and converted funds advanced to the Company into common shares of the Company.

Plan of Operations

Our business plan is to develop devices to be used at the point-of-care ("POC") in hospitals and other medical care centers to detect Acute Myocardial Infarction MRSA/SA and the signs of lung cancer, and where necessary, to fund the medical trials of those medical devices. Up to June 20, 2016, our principal activity was funding the development of the Sgenia Products. Because the development activities of the Sgenia Products has slowed, and certain milestones have not been achieved, one of which is the start of hospital testing, we have not been providing additional funding for the development of the Sgenia Products as provided in the License Agreement. Additionally, because of the development status, we have not been successful in obtaining our funding for further development of the Sgenia Products.

As a result of the our participation in MML, our primary focus since June 2016 has shifted to the funding and co-development of the MIDS technology platform to develop a hand held device, MIDS Cardiac™, to be used at the POC for the early detection of low levels of certain cardiac biomarkers, using high sensitivity cardiac assays for the diagnosis of AMI. Utilizing a magnetic nanoparticle detection technology ("MIDS"), the intention is to deliver a test platform that can produce laboratory accuracy standard results or better in a handheld device in less than eight minutes. The technology platform is already protected by one patent grant and several patent applications now in the national phase in key geographic areas. The initial cardiac device, if successful, would target a global market for cardiac biomarker testing predicted to reach $7.2 billion by 2018 1 . The test platform is also expected be applicable to a multiplicity of immunoassay tests representing a potential overall market opportunity estimated to be worth $23.7 billion per annum worldwide by 2019 2 .

The MML SSA, as amended on September 28, 2016, December 6, 2017 and January 31, 2017 (the "Amendments") provides for a series of payments ("Phase 1 Payments") in an aggregate amount of $650,000 and also provides for a contingency funding (the "Contingency") to be available after June 30, 2017 in an aggregate amount of up to £45,000 (approximately $58,000) to be paid by us within 20 days of receiving a written notice from MML.

The Amendments primarily reflected changes in the timings of funds required under the development budget which included a change to the original plan to allow MML to explore a potential enhancement to the MIDS nanoparticle detection method and the exploration of the potential development of a "Magnetic Bridge" detection technique based on the MIDS technology. As of June 30, 2017, all of the $650,000 commitment has been provided to MML and as of the date of this report the Company has not received a request for the Contingency.
1   http://www.bccresearch.com/pressroom/bio/global-market-for-vitro-cardiac-biomarkers-reach-$7.2-billion-2018

2   http://www.marketsandmarkets.com/PressReleases/immunoassay.asp

The MML SSA contains various provisions to govern our funding obligations: if any Phase 1 Payment is not made within 14 days of it falling due ("Default"), our shareholding in MML may be reduced to zero unless otherwise agreed with the Partner; if no Contingency is drawn during Phase 1, the Partner will be awarded an enduring 2.5% profit after tax right in MML ("Override") which will increase to a 15% Override if we decline to fund Stage 2; if we decline to fund Phase 2 and any Contingency has been drawn, the Partner will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert on a ratio of 1% Override to 1% of ordinary shares in the event of a sale of MML.

The parties to the MML SSA envisage a second phase of development ("Phase 2") to follow Phase 1. This is expected to be over a similar timeframe and at a similar cost. MML may independently obtain funding for Phase 2 at MML's option, or invite the Company to fund.

At no time prior to a sale will the Company's ownership interest in MML's shares be less than 30% unless the Company is in Default. Provided that each Phase 1 Payment is made within 14 days of the due date, the Company also has additional investor control rights over MML, including representation on the board of directors, rights over the appointment and employment of senior management persons, incurring indebtedness, entry into major transactions, budget approval rights, accounting practices and general operational management supervisory rights. Our Chief Executive Officer, Carlos Gil, is a director of MML.

As a condition of the MML SSA, MML has entered into Supply of Services Agreements under which it receives the services of key personnel related to the MIDS development.

At June 30, 2017, we had a working capital of $180,473. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Assuming that we are able to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve (12) month period following funding in connection with the development of the Sgenia Products and the MIDS technology: (1) we will have to fund our obligations under the terms of the MML SSA as amended in a minimum total additional amount of £45,000 if the Contingency is requested, (2) we will have to fund the future development expenses of Sgenia in the approximate amount of €683,000, (3) payment of compensation to our officers, employees, and consultants of approximately $100,000, (4) legal, audit and reporting expenses of approximately $50,000, and (5) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

Liquidity and Capital Resources

As of June 30, 2017 and December 31, 2016, our total assets were $562,394 and $268,982, respectively, and our total current liabilities were $381,921 and $250,181, respectively.  As of June 30, 2017, we had a working capital of $180,473.  Our financial statements report a net loss of $293,464 and $74,748 for the six months ended June 30, 2017 and 2016, respectively.

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

In March 2016, we received notice of default on four unsecured promissory notes in the aggregate of $110,000 (the "Prior Notes"), with a due date in June 2016. We entered into discussions with the Noteholder and in the absence of any alternative, and the unlikelihood of completing on a main funding by the due date (which required the flexibility to repay all amounts due under the notes), agreed on May 17, 2016, exchanged them for two new convertible notes totalling $115,744 (the "May Senior Notes), one for the principal amount of $53,197 and the other for the principal amount of $62,547, both with a maturity date of May 16, 2018.  The May Senior Notes bear 5% interest per annum, are due on May 16, 2018 and cannot be prepaid. The May Senior Notes are convertible into shares of Common Stock of the Company, at the discretion of the holder, at a price of $0.007 per share subject to a blocker provision that limits the amount issued at any time to 4.99% of the outstanding shares of Common Stock.  The May Senior Notes also contain standard anti-dilution provisions and other customary representations, warranties and covenants by, among and for the benefit of the parties.  Additionally, the Investor has the right of first refusal in any future equity financing and the May Senior Notes impose restrictions on the Company's ability to make distributions to its shareholder, repurchase shares of Common Stock, incur certain liabilities or sell assets.  Notwithstanding the foregoing, the Company is permitted to raise additional capital relating to the Segnia License Agreement, effective December 4, 2013, as amended.  The May Senior Notes also include customary event of default provisions and impose penalties on the Company in certain default events.

 Additionally, we received $40,000 as a further cash investment from the Noteholder holding the Prior Notes on April 26, 2016 (the "Investment"), which was subscribed for after the investor declared the default.  In consideration of the Investment and upon the Closing, the Company issued the April Senior Note in a principal amount of $40,000 to the Noteholder.  The decision to accept the Investment was based on an urgent need to clear immediate liabilities, become current in our filing obligations and provide certain working capital while we continued to seek a main funding, which, if obtained, would allow us to repay all the outstanding notes and commence the lung cancer and MRSA device development.
On June 6, 2016, we received a cash investment of $150,000 from an accredited investor, (the "Investor") in exchange for the issuance of 9,589,512 shares of common stock under a Securities Purchase Agreement (the "SPA"). The use of proceeds required the funds to be applied to participating in the MML project and for general working capital. The Investor was required to provide Commitment Loans, subject to a right of first refusal from the Noteholder, in an aggregate amount of $640,000 to be applied to the Company's ongoing obligations under the MML SSA and for general working capital.

On September 29, 2016 the Noteholder took up the right of first refusal and, the Company issued the September Note in the principal amount of $60,000 to the Noteholder. Under the September 2016 Note, the Company also granted an option to the Noteholder to provide certain loans (the " Option Loans") to the Company: (a) by October 31, 2016, $140,000; (b) by November 30, 2016, $170,000 (c) by January 31, 2017, $180,000; and (d) by June 30, 2017, $100,000. Simultaneously the Investor, the Company and the Noteholder entered into an amendment to the SPA pursuant to which the Investor, the Noteholder and the Company agreed that should the Noteholder elect to provide the Option Loans, the Investor will not be required to, nor will it be permitted to, provide the Commitment Loans. In the event the Noteholder does not provide the Option Loans, the Investor will be required to provide the Commitment Loans in an amended aggregate amount of $580,000, on dates and in amounts to be agreed between the Investor and the Company.

On October 27, 2016, the Company issued the October 2016 Note in the principal amount of $140,000, to the Noteholder in exchange of a loan of $140,000. The October 2016 Note was the first out of the four Option Loans and the Noteholder retained the option to provide the balance of the Option Loans.

On December 6, 2016, the September 2016 Note was amended to revise the Option Loans amounts and timings (the "New Option Loans")  to reflect changes in the Phase 1 Payments schedule as set out in the respective Amendment. This revised the Option Loans amounts and timing to allow the Noteholder to provide the New Option Loans in the following amounts and timing:  (a) on December 6, 2016, a Conversion Loan of $30,000; (b) on or before January 31, 2017, a Conversion Loan of $180,000; (c) on or before February 28, 2017, a Conversion Loan of $140,000; and (d) on or before March 31, 2017, a Conversion Loan of $100,000. All other terms and conditions of the New Option Loans are the same as the Option Loans.  Simultaneously with the execution of the amendment, the Company issued the December 2016 Note in the principal amount of $30,000 in exchange of a loan of $30,000.

On February 1, 2017, the September 2016 Note was further amended (the "Second Note Amendment") to revise the Option Loans amounts and timing (the "New Option Loans 2")  to reflect further changes to the Phase 1 Payments schedule as set out in the Amendments. This revised the New Option Loans amounts and timing to allow the Noteholder to provide the New Option Loans 2 in the following amounts and timing: (a) by March 15, 2017, $160,000; (b) by April 15, 2017, $170,000; and (c) by May 15, 2017, $90,000. All other terms and conditions remained the same.

All other terms and conditions of the New Option Loans and the New Option Loans 2 were the same as the Option Loans and are listed in Note 5 of the Financial Statements.

The Option Loans (as amended) were provided in full by the Noteholder and on receipt of the funds from each respective option exercised by the Noteholder, payments were made to MML in line with the terms of the respective Amendments.

Results of Operations

Overview

The following discussion of the results of operations, cash flows and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2016, which are included in our Form 10-K filed on April 17, 2017.

Three Months Ended June 30, 2017 and 2016

Operating Expenses

Our operating expenses for the three months ended June 30, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	June 30
	2017	2016
General and administrative expenses	$52,891	$43,861

General and administrative expenses have increased as a result of increased consulting services and an increase in our legal and accounting fees.

Other Expenses

For the three months ended June 30, 2017, interest expense was $62,159 compared to interest expense of $2,872 in the three months ended June 30, 2016, an increase of $59,287. The increase is primarily related to the amortization of debt discount related to the issuance of additional convertible debt in the current period.

During the three months ended June 30, 2017 and 2016, loss in equity investment was $45,478 and $0, respectively. The increase in the loss is related to an increase in MML's general and administrative expenses as the joint venture was started in June 2016.

Six Months Ended June 30, 2017 and 2016

Operating Expenses

Our operating expenses for the six months ended June 30, 2017, and June 30, 2016, are outlined in the table below:

	Six Months Ended
	June 30
	2017	2016
General and administrative expenses	$89,840	$70,467

General and administrative expenses have increased as a result of increased consulting services and an increase in our legal and accounting fees.

Other Expenses

For the six months ended June 30, 2017, interest expense was $124,487 compared to interest expense of $4,281 in the three months ended June 30, 2016, an increase of $120,206. The increase is primarily related to the amortization of debt discount related to the issuance of additional convertible debt in the current period.

During the six months ended June 30, 2017 and 2016, loss in equity investment was $79,137 and $0, respectively. The increase in the loss is related to an increase in MML's general and administrative expenses as the joint venture was started in June 2016.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Cash Used in Operating Activities	$(91,199)	$(53,819)
Net Cash Used in Investing Activities	$(357,500)	$(130,000)
Net Cash Provided by Financing Activities	$470,000	$190,000
Cash increase during the period	$21,301	$6,181

We had cash of $31,572 and $10,271 as of June 30, 2017 and December 31, 2016, respectively. We had a working capital of $180,473 as of June 30, 2017, compared to working capital of $18,801 as of December 31, 2016.

We used cash in operations of $91,199 during the six months ended June 30, 2017, principally for funding the advance due under the MML SSA and our corporate obligations and SEC reporting.  We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.  During the six months ended June 30, 2016, cash used in operations of $53,819, mainly due to our corporate obligations and SEC reporting.

For the six months ended June 30, 2017 and 2016, we used cash in investing activities of $357,500 and $130,000, respectively, due to the joint venture agreement with MIDS Medical Ltd.

During the six months ended June 30, 2017 and 2016, we received cash proceeds from loans in the amount of $470,000 and $190,000, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of June 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2017, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

None.

ITEM 1A RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 17, 2017.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ZENOSENSE, INC.

Date: August 21, 2017	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)