Form 10-Q
period 2017-09-30
ZENOSENSE, INC.
filed 2017-11-14
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,197,536 common shares issued and outstanding as of November 13, 2017.

ZENOSENSE, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of September 30, 2017 and December 31, 2016 and
For the Three and Nine Months Ended September 30, 2017 and 2016

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$8,314	$10,271
Investment in joint venture	485,551	249,336
Prepaid expense	-	9,375
Total assets	$493,865	$268,982

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expense	$73,576	$23,691
Accounts payable and accrued expense – related party	85,799	85,671
Convertible notes, net of discount of $596,086 and $313,846, respectively	216,138	73,319
Stock payable	67,500	67,500
Total current liabilities	443,013	250,181

Stockholders' Equity:
Common stock 500,000,000 shares authorized, $0.001 par value issued and outstanding 23,097,424 and 16,677,431 shares, respectively	23,097	16,677
Additional paid-in capital	2,025,912	1,562,516
Accumulated deficit	(1,998,157)	(1,560,392)
Total stockholders' equity	50,852	18,801
Total liabilities and stockholders' equity	$493,865	$268,982

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016
 (Unaudited)

	Three Months ended September 30, 2017	Three Months ended September 30, 2016	Nine Months ended September 30, 2017	Nine Months ended September 30, 2016

Revenues	$-	$-	$-	$-

Expense
General and administrative expense	36,429	27,627	126,269	98,094
Total expenses	36,429	27,627	126,269	98,094

Loss from operations	(36,429)	(27,627)	(126,269)	(98,094)

Other expense
Interest expense	(65,724)	(31,450)	(190,211)	(35,731)
Loss in equity method investment	(42,148)	(1,710)	(121,285)	(1,710)
Total other expense	(107,872)	(33,160)	(311,496)	(37,441)

Net loss	$(144,301)	$(60,787)	$(437,765)	$(135,535)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	21,980,124	16,677,451	19,996,792	11,182,619

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
 Statements of Cash Flows
For the Nine Months Ended September 30, 2017 and 2016
 (Unaudited)

	September 30, 2017	September 30, 2016

Operating Activities
Net loss	$(437,765)	$(135,535)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	142,635	30,536
Loss in equity method investment	121,285	1,710
Changes in operating assets and liabilities:
Prepaid expense	9,375	4,167
Accounts payable and accrued expense	49,885	(3,712)
Accounts payable and accrued expense – related party	128	35,720
Cash used in operating activities	(114,457)	(67,114)

Investing Activities
Investment in joint venture	(357,500)	(160,000)
Cash used in investing activities	(357,500)	(160,000)

Financing Activities
Proceeds from sales of common stock	-	150,000
Proceeds from convertible note payable	470,000	100,000
Cash provided by financing activities	470,000	250,000

Net increase (decrease) in cash	(1,957)	22,886

Cash, beginning of period	10,271	989

Cash, end of period	$8,314	$23,875

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Beneficial conversion feature	$424,875	$115,744
Common stock issued on conversion of debt	$44,941	$-

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

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $1,998,157 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Equity method accounting for joint venture

As of September 30, 2017, the Company has a 40%  interest in a joint venture with the Partner by way of subscription and shareholders agreement in a third party medical detection device developer, MIDS Medical Limited. The investment in MML is accounted for using the equity method.

Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2017, up through the date these financial statements were issued for subsequent event disclosure consideration.

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

For the nine months ended September 30, 2017, the Company's equity share of the net losses in MML was $121,285. The Company's additional investment in MML paid during the nine months ended was $357,500. As of September 30, 2017, the Company had a net investment of $485,551 in MML. The summarized balance sheet of MML as of September 30, 2017 is as follows:

Current assets
Cash	$212,983
Prepaid expenses	31,355
244,338
Property and equipment	34,771
Intellectual property	975,000
Total assets	$1,254,109

Current liabilities
Accounts payable - trade	$16,264
Accrued liabilities	5,463
Total current liabilities	21,727

Equity
Share capital	1,625,000
Other comprehensive income	28,178
Accumulated deficit	(420,796)
Total equity	1,232,382
Total equity and liabilities	$1,254,109

The summarized statement of operations for MML for the nine months ended September 30, 2017 is as follows:

Revenue	$–
General and administrative expenses	303,213
Net loss	$(303,213)

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

5.	Convertible Debt

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

On September 29, 2016, the Company issued an unsecured convertible note in the principal amount of $60,000 to the Noteholder (the "September 2016 Note") which also granted an option to the Noteholder to provide four unsecured convertible loans (the "Option Loans"): (a) by October 31, 2016, $140,000; (b) by November 30, 2016, $170,000 (c) by January 31, 2017, $180,000; and (d) by March 30, 2017, $100,000.

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

The Company evaluated the notes to have beneficial conversion features with an intrinsic value exceeding the principal balances. The intrinsic value is based upon the difference between the market price of Zenosense's common stock on the date of issuance and the conversion price of $0.007 and $0.07. The total discount is being amortized through interest expense using the interest method over the term of the notes. For the nine months ended September 30, 2017, the Company recorded amortization of debt discount in the amount of $142,635. In addition, the Company recorded additional beneficial conversion feature related to the 2017 note issuances, mentioned above, in the amount of $424,875. During the nine months ended September 30, 2017, the Company converted $44,941 of debt into 6,420,085 shares of the Company's common stock at $0.007 per share. The summary of convertible notes payable for the nine months ended September 30, 2017 is as follows:

Principal balances of the convertible notes	$812,224
Less discount related to beneficial conversion features	(738,721)
Add amortization of debt discount	142,635
Balance at September 30, 2017	$216,138

6.	Common stock

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

On September 12, 2017, the holder of the Additional Junior Note notified the Company that it had sold and assigned the entire principal amount $16,500 plus accrued interest of $42 to a new investor.  The Company therefore cancelled the Additional Junior Note, and issued a new note in the principal amount of $16,542 to the new investor (the "Junior Note 2").

On September 19, 2017, the Company issued 1,097,143 shares of common stock in exchange for the conversion of $7,680 of the principal amount due under the Junior Note 2. Consequently, the principal amount owing on the Junior Note 2 reduced to $8,862 plus accrued interest.

7.	Commitments

MML Funding Arrangement

The Company's funding of MML was limited to an initial committed aggregate payment of £450,500 (approximately $650,000 at exchange rates prevailing at the time of the MML SSA) for Phase 1. In addition, the Company may be required to provide an additional payment (the "Contingency") of up to £45,000 (approximately $60,292 at September 30, 2017 exchange rates) to be available after March 31, 2017, payable within 20 days after the Company receives written notice from MML.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

On September 29, 2016, the MML SSA was amended to provide for a committed aggregate payment of $650,000, payable in USD under an amended timetable; all other provisions of the MML SSA remained in force. Under the first amendment, the Company had made payments to MML of $130,000 on August 2, 2016 and $30,000 on October 1, 2016. Subsequent payments were amended as follows: (a) by October 31, 2016, $110,000, (b) by November 30, 2016, $152,500; (c) by January 31, 2017, $152,500; and (d) by March 30, 2017, $75,000.

On December 6, 2016, the MML SSA was further amended to provide for an amended payment timetable. The Company had made payments to MML of $130,000 on August 2, 2016, $30,000 on October 1, 2016 and $110,000 on October 30, 2016. Subsequent payments were amended as follows; (a) within 10 days of December 6, 2016, $22,500; (b) by January 31, 2017, $152,500; (c) by February 31, 2017, $130,000; and (d) by March 30, 2017, $75,000. All other provisions remained in force.

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

As of May, 2017, the Company has made payments in an aggregate amount of $650,000 to MML. As of the date of the report, there has been no request for payments under the Contingency.

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

The Company's funding of the MRSA product development was limited to an initial approved budget of $1,256,438, of which $526,846 was advanced by the Company.  As a result of the Sgenia Amendment of July 2014, at the date of this report, the revised and approved budget is approximately $1,142,143, of which $769,787 has been advanced (including the amount advanced under the prior budget) as of September 30, 2017. The Company is currently committed to advancing approximately EUR 656,000 (approximately $774,136 USD), for research and development under the revised and approved budget, and subject to Sgenia meeting certain milestones. Some of the milestones have not been met as of September 30, 2017.  The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

Our deferred tax assets consist of the benefit from net operating loss ("NOL") carry-forwards.  For the nine months ended September 30, 2017, the related deferred tax assets of approximately $152,486, has been fully offset by a valuation allowance. As of September 30, 2017, the Company had net operating loss carry-forwards of $685,035. The NOL carry-forwards begin to expire in 2029.

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

During the nine months ended September 30, 2017, the Company recorded $46,008 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of September 30, 2017, the Company owes Mr. Gil $85,799.  No additional compensation based on net sales has been earned to date.

10.	Subsequent events

On October 16, 2017, the Company issued 1,100,000 shares of common stock in exchange for the conversion of $7,700 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $19,836 plus accrued interest.

On November 8, 2017, the Company issued an unsecured convertible note (the "November 8, 2017 Note") in the principal amount of $50,000, to the Noteholder in exchange for a loan of $50,000 for general working capital. The terms and conditions of the November 8, 2017 Note are the same as the May 14, 2017 Note with the exception of a conversion price of $0.23.

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

The MML SSA, as amended on September 28, 2016, December 6, 2017 and January 31, 2017 (the "Amendments") provides for a series of payments ("Phase 1 Payments") in an aggregate amount of $650,000 and also provides for a contingency funding (the "Contingency") to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $60,292) to be paid by us within 20 days of receiving a written notice from MML.

The Amendments primarily reflected changes in the timings of funds required under the development budget which included a change to the original plan to allow MML to explore a potential enhancement to the MIDS nanoparticle detection method and the exploration of the potential development of a "Magnetic Bridge" detection technique based on the MIDS technology. As of September 30, 2017, all of the $650,000 commitment has been provided to MML and as of the date of this report the Company has not received a request for the Contingency.

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

At September 30, 2017, we had a working capital of $50,852. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Liquidity and Capital Resources

As of September 30, 2017 and December 31, 2016, our total assets were $493,865 and $268,982, respectively, and our total current liabilities were $443,013 and $250,181, respectively.  As of September 30, 2017, we had a working capital of $50,852.  Our financial statements report a net loss of $437,765 and $135,535 for the nine months ended September 30, 2017 and 2016, respectively.

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

On September 29, 2016 the Noteholder took up the right of first refusal and, the Company issued the September Note in the principal amount of $60,000 to the Noteholder. Under the September 2016 Note, the Company also granted an option to the Noteholder to provide certain loans (the " Option Loans") to the Company: (a) by October 31, 2016, $140,000; (b) by November 30, 2016, $170,000 (c) by January 31, 2017, $180,000; and (d) by March 30, 2017, $100,000. Simultaneously the Investor, the Company and the Noteholder entered into an amendment to the SPA pursuant to which the Investor, the Noteholder and the Company agreed that should the Noteholder elect to provide the Option Loans, the Investor will not be required to, nor will it be permitted to, provide the Commitment Loans. In the event the Noteholder does not provide the Option Loans, the Investor will be required to provide the Commitment Loans in an amended aggregate amount of $580,000, on dates and in amounts to be agreed between the Investor and the Company.

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

Three Months Ended September 30, 2017 and 2016

Operating Expenses

Our operating expenses for the three months ended September 30, 2017 and 2016 are outlined in the table below:

	Three Months Ended
	September 30
	2017	2016
General and administrative expenses	$36,429	$27,627

General and administrative expenses have increased as a result of increased consulting services and an increase in our legal and accounting fees.

Other Expenses

For the three months ended September 30, 2017, interest expense was $65,724 compared to interest expense of $31,450 in the three months ended September 30, 2016, an increase of $34,274. The increase is primarily related to the amortization of debt discount related to the issuance of additional convertible debt in the current period.

During the three months ended September 30, 2017 and 2016, loss in equity investment was $42,148 and $1,710, respectively. The increase in the loss is related to an increase in MML's general and administrative expenses as the joint venture was started in September 2016.

Nine Months Ended September 30, 2017 and 2016

Operating Expenses

Our operating expenses for the nine months ended September 30, 2017, and September 30, 2016, are outlined in the table below:

	Nine Months Ended
	September 30
	2017	2016
General and administrative expenses	$126,269	$98,094

General and administrative expenses have increased as a result of increased consulting services and an increase in our legal and accounting fees.

Other Expenses

For the nine months ended September 30, 2017, interest expense was $190,211 compared to interest expense of $35,731 in the three months ended September 30, 2016, an increase of $154,480. The increase is primarily related to the amortization of debt discount related to the issuance of additional convertible debt in the current period.

During the nine months ended September 30, 2017 and 2016, loss in equity investment was $121,285 and $1,710, respectively. The increase in the loss is related to an increase in MML's general and administrative expenses as the joint venture was started in September 2016.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Cash Flows	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Cash Used in Operating Activities	$(114,457)	$(67,114)
Net Cash Used in Investing Activities	$(357,500)	$(160,000)
Net Cash Provided by Financing Activities	$470,000	$250,000
Cash increase (decrease) during the period	$(1,957)	$22,886

We had cash of $8,314 and $10,271 as of September 30, 2017 and December 31, 2016, respectively. We had a working capital of $50,852 as of September 30, 2017, compared to working capital of $18,801 as of December 31, 2016.

We used cash in operations of $114,457 during the nine months ended September 30, 2017, principally for funding the advance due under the MML SSA and our corporate obligations and SEC reporting.  We have not funded the Sgenia licence during this period due to the fact that Sgenia and Zenon have not completed the preconditions for the next phase of funding.  During the nine months ended September 30, 2016, cash used in operations of $67,114, mainly due to our corporate obligations and SEC reporting.

For the nine months ended September 30, 2017 and 2016, we used cash in investing activities of $357,500 and $160,000, respectively, due to the joint venture agreement with MIDS Medical Ltd.

During the nine months ended September 30, 2017 and 2016, we received cash proceeds from loans in the amount of $470,000 and $250,000, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of September 30, 2017, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2017, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZENOSENSE, INC.

Date: November 14, 2017	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)