Form 10-K
period 2017-12-31
ZENOSENSE, INC.
filed 2018-04-17
CIK 1458581

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
(Registrant's telephone number, including area code)

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
 [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Emerging Growth Company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $5,229,710

Number of common voting shares issued and outstanding as of April 12, 2018 the latest practicable date: 26,197,536 shares of common stock

i

ii

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

As used in this annual report, the terms "we", "us", "our", "the Company", and "Zenosense" mean Zenosense, Inc., unless otherwise indicated.

ITEM 1. BUSINESS

Corporate History

Zenosense, Inc. was incorporated on August 11, 2008 in the State of Nevada. Our authorized common stock currently consists of 500,000,000 authorized shares of common stock, with par value of $0.001.

In December 2013, we filed an amendment to our charter to change our name from "Braeden Valley Mines, Inc." to "Zenosense, Inc." As a result of the change of our corporate name to Zenosense, Inc., the trading symbol of the company changed to "ZENO."

The Company was originally incorporated to acquire and to develop mineral properties with gold and related mineralizations.  On May 15, 2013, our then mining lease expired, and we ceased that business.  We then became a shell company, as defined under the Securities and Exchange Act of 1934, as amended, until December 4, 2013, when we entered into the transaction with Sgenia described below.

In the summer of 2013, we became interested in sensory technology devices for use in hospitals and health care environments and negotiated a license agreement with the developers of the technology (the "Sgenia Technology"). In December 2013, we entered into a Development and Exclusive License Agreement (the "License Agreement") with Sgenia Industrial, S.L. ("Sgenia") and its subsidiaries Sgenia Soluciones, S.L. ("Sgenia Subsidiary") and ZENON Biosystem, S.L. ("Zenon"), all of which are formed under the laws of Spain. During 2014 to early 2016 product development of the Sgenia Technology was undertaken for a device to be used for the detection of methicillin resistant Staphylococcus aureus/Staphylococcus aureus ("MRSA/SA") in the healthcare environment and another device for use to detect lung cancer in patients. We provided Zenon with capital for the development of these devices (the "Sgenia Products"), in exchange for a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis. The License Agreement gives us additional rights to improvements and developments to the Sgenia Products and future products using the Sgenia Technology. In 2016 the Sgenia parties did not achieve milestones set forth in the License Agreement, and the Company ceased funding any further development of the Sgenia Technology. Currently, we cannot estimate if and when those milestones will be met.  The License Agreement is still in force, and although no action is being pursued thereunder, if in the future the Sgenia parties are able to re-commence development of the Sgenia Products and the Sgenia Technology, then we will evaluate our involvement with Sgenia.

In May 2016, expanded our operations to participate with a third party in the development of what we consider to be a novel Point of Care medical diagnostic device targeting cardiac markers. The object is to develop a device for the rapid diagnosis of heart attack and cardiac related illnesses. On June 20, 2016, the Company entered into a joint venture arrangement, under the name MIDS Medical Ltd ("MML"), a UK Limited company, by way of a Subscription and Shareholders' Agreement ("MML SSA") with a third party medical diagnostic device technology developer ("Partner"). The Company owns a 40% interest, awarded on July 1, 2016, in exchange for its participation and funding obligation of an aggregate amount of $650,000 ("MIDS Funding"), to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner's MIDS universal immunoassay detection technology platform ("MIDS"). MML will have the right, under license, to use the MIDS Intellectual Property ("MIDS IP") during the development, and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party. The SSA was modified in September and December 2016 and January 2017 to amend the amount and timings of our funding payments to reflect the cash requirements of MML.

Currently, our principal operations are the management of our obligations under the MML SSA, including the product review, budget determination and capital funding of the development of the MML. We also monitor our rights and obligations under the License Agreement with Sgenia, and we believe that the Sgenia parties are not pursuing any development activities thereunder.

Business

During the fiscal year ended December 31, 2017, we actively supported the development of what we believe to be a novel Point of Care ("POC") medical diagnostic business of our joint venture, MML. The core focus is the development of a medical diagnostic device targeting cardiac markers to prospectively deliver a high sensitivity troponin assay for the rapid diagnosis of heart attack and cardiac related illnesses.  The trend toward greater POC testing is driven by the faster diagnostic benefits it provides.  Other reasons have also emerged for the high demand of POC testing, including clinical staff shortages, an ageing population, long-term healthcare cost savings and a decrease in reliance on conventional laboratory services.

MML SSA

We entered into the MML SSA with the Partner, effective June 20, 2016, under which we acquired a 40% interest in the joint venture in exchange for management participation and providing funding to support MML during a Phase 1 and prospectively during a Phase 2 development of the Partner's MIDS universal immunoassay detection technology. MML will have the right, under license, to use the MIDS Intellectual Property ("MIDS IP") during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party. At no time prior to a sale will the Company's ownership interest in MML be an equity interest of less than 30%. As a condition of the SSA, MML has a Supply of Services Agreement under which it receives the services of a key person related to the MIDS development. The MML SSA was amended September 28, 2016, December 6, 2016 and January 31, 2017. The amendments primarily reflected changes in the timings of our funding the development budget and a change to the original plan to allow MML to explore a potential enhancement to the MIDS nanoparticle detection method and the exploration of the potential development of a "Magnetic Bridge" detection technique based on the MIDS technology. On January 19, 2017, MML submitted a patent application for this new detection method: "Device and method for accurate measurement of magnetic particles in assay apparatus ".

The Company also has additional control rights over MML including representation on the board of directors, rights over the appointment and employment of senior management persons, indebtedness, major transactions, budget approval rights, accounting practices and general operational management supervisory rights. The SSA also provides for a Phase 1 contingency funding (the "Contingency") to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $64,000 as of the date of this report) to be paid by the Company within 20 days of receiving a written notice from MML.

The SSA contains various provisions to govern the funding obligations of the Company: if no Contingency is drawn during Phase 1 the Partner will be awarded an enduring 2.5% profit after tax right in MML ("Override") which will increase to a 15% Override if the Company declines to fund Stage 2; if the Company declines to fund Phase 2 and any Contingency has been drawn, the Partner will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert on a ratio of 1% Override to 1% of ordinary shares in the event of a sale of MML.

The Company's funding obligation for product development under Phase 1 is subject to an approved budget under the SSA, as amended.  Through December 31, 2017, the Company provided the MIDS Funding in full, and it has a potential future current obligation to fund the Contingency. The budget may be modified, but only after agreement between us and our Partner. A Phase 2 development is envisaged and subject to the successful conclusion of Phase 1; in this event the Company and the Partner will formulate a new budget at which point MML may independently elect to obtain alternative funding for Phase 2 at MML's option.

The MML SSA is governed by English law, and the venue for actions based on the SSA will be subject to the exclusive jurisdiction of the English courts.

Background of MML

MML has licensed in (from the Partner) a Point of Care (POC), universal immunoassay reader platform ("MIDS") that intends to deliver gold standard laboratory analyzer levels of precision and sensitivity in a hand held device. The MIDS platform will initially be developed to read high sensitivity assays for the main cardiac biomarker troponin I (cTnI, and troponin T, cTnT), a critical marker for myocardial infarction ("MI", "Heart Attack"). A further aim is to create a system capable of testing a panel of up to three cardiac biomarkers from the same sample.

MML has a small technical team of employees and contractors with deep expertise and knowledge in the application of nano-magnetic sensing and electronics into immunoassay POC testing.

•
Dr. Nasser Djennati, who leads the team, is a UMIST graduate with extensive experience in instrumentation design, analogue and digital electronics, IT, sensor design and specifically in nano magnetic detection applications within the medical POC device area. He has 20 years expertise in Hall Effect technology and magnetic field measurement and experience in the regulatory approvals process for Class II- a medical device products.

MML's team is supported by subcontracting companies expert in the fields of nano-magnetic sensor design and production, microfluidics and assay development.

MML's board of directors includes Dr. Nasser Djennati, the Company's Chief Executive Officer, Carlos Gil, and the Partner's Chief Executive Officer, Tom Barr.

MML's offices and laboratory are located at the UK Government supported Sci-Tech Daresbury campus in the UK. Sci-Tech Daresbury is internationally recognized for leading-edge scientific research and commercial development.

We believe our initial market may be the United Kingdom.

Myocardial Infarction and Cardiac Markers

As an example of the impact that the MIDS product might have in what might be our first market, we discuss aspects of the United Kingdom market.

There are over 175,000 heart attacks in the UK each year, equating to one every three minutes1. This means that each day, approximately 480 people will go to hospital after suffering a heart attack - equivalent to one person every three minutes2.

•	The number of heart attack survivors has doubled in the last 40 years as research and healthcare continues to improve.

•	A 2012 NHS report showed the mortality rate in England during 2002-10 fell by 50% in men and 53% in women[3].

Time is of the essence when someone has had or is having a heart attack. Immediate action is critical to limit damage and optimize a better recovery for the patient4. Health care professionals refer to this time frame as the "Golden Hour"5, which described the critical one hour from the onset of a heart attack. Most deaths occur during this period if not treated properly6.

Clinical guidelines on chest pain of recent onset recommend taking a blood sample for troponin I or T measurement on initial assessment in hospital as the preferred biochemical markers to diagnose acute MI7 . The guideline further recommends a second troponin measurement to be taken 10 to 12 hours after the onset of symptoms8 .

This guidance offers the following guidelines for assessment in hospital for people with suspected ACS;

•	Take a resting 12-lead ECG and a blood sample for troponin I or T measurement on arrival in hospital

•	Carry out a physical examination

•	Take a detailed clinical history unless ST-Elevation Myocardial Infarction is confirmed from the resting 12-lead ECG

However, the diagnostic sensitivity of an ECG has been reported as only 55 – 75% for acute myocardial infarction 9.

Cardiovascular diseases represent more than 30% of all deaths globally, which is larger than the combined deaths of other diseases such as cancer, diabetes, respiratory diseases and digestive diseases10.

Cardiac markers are biomarkers measured to evaluate heart function. They are used in the diagnosis and risk stratification of patients with chest pain and suspected acute coronary syndrome11.

•	A troponin test measures the levels troponin T or troponin I proteins in the blood[12]. These proteins are released when the heart muscle has been damaged, such as occurs with a heart attack[13].

•	The more damage there is to the heart, the greater the amount of troponin there will be in the blood.

•	Troponins are preferred over traditional markers, such as CK-MB or myoglobin, due to their greater specificity and sensitivity[14].

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

If MIDS Medical's rapid POC test was introduced, we believe many patients could avoid undergoing further tests, and beds could be cleared faster. We believe that an estimated £200 million a year could be saved by the NHS18, notwithstanding that a MIDS POC troponin test would command a substantial premium in price over a standard laboratory troponin test.

Proposed MML Product Development

MML's immunoassay diagnostic platform is being developed into a novel POC cardiac device, MIDS Cardiac, which aims to detect extremely low levels (nano-Tesla) of magnetic field disturbance caused by assay test particles. This is expected to enable high sensitivity assays, previously only available on central laboratory analyzers, in a POC setting, on a small, hand-held device. The system is being developed to be fully automated from the point of application of a small finger-stick blood sample to a test strip - encompassing sample collection, pre-treatment, analyte specific reaction, signal production, signal reaction and final result.

The technology will incorporate microfluidic strip design, displacement flow immunoassay, magnetic nanoparticle manipulation and a detection technique comprised of bespoke 'Hall Effect' sensors which will maximise, as far as possible, the sensitivity and accuracy of the result. The platform's microfluidic strip will include a sample deposition area, where antibody coated magnetic nanoparticles will be bonded onto the surface. These nanoparticles will only be dislodged if a biomarker is present within the patient's sample. Upon displacement, the fluid containing the nanoparticles and biomarker will move downstream along the strip's adapted channels towards collection/sensing areas. These areas are located within an external bias magnetic field, which enables the Hall Effect sensors to detect any magnetic field disturbances caused by the nanoparticles. The level of displacement, and hence the biomarker's presence, may also be semi-quantified using an optical sensor at the sample deposition surface by taking a reading before and after the progression of the assay.

MIDS Cardiac will initially be developed using the main cardiac biomarker troponin I (cTnI), a critical marker for myocardial infarction. The aim is to create a system capable of testing a range of cardiac biomarkers from the same sample.

The MIDS technology aims to deliver certain key USPs as follows:

•
  Improve the accuracy of immunoassay biomarker detection to provide quantitative measurements of samples, effectively combining the accuracy of high sensitivity cardiac biomarker assays performed on central laboratory ("CL") analyzers with the speed and convenience of a POC, hand held device;

•	Rapid analytical time; 3 minutes for a single assay test, much faster than existing, less sensitive POC tests[19] and very much faster than CL analyzer tests;

•	Accuracy and sensitivity will permit the use, for the first time, of rapid HS cTnI tests able to rule / in rule out MI, at the POC;

•	Ability to use just a 5 ul (a small drop) of finger-stick blood for a single assay test on an easy to use microfluidic test strip, no other POC cTnI device can do this as they require venous draw[20];

•	Ability to multiplex up to three assays on a single test strip using a <15ul finger stick blood sample in under 8 minutes; and

•
  Very simple operation by relatively untrained operative - can be used very easily at first contact with patient delivering fully automated results with no requirement for expert interpretation by a highly skilled operative.

Market need (UK example)

Emergency department

Patients presenting symptoms of acute coronary syndrome (ACS) represent a sizable proportion of total attendees in the emergency department21.

•	In the UK, around 700,000 patients attend hospital emergency departments each year with chest pains[22].

The current standard policy for dealing with patients admitted in these circumstances is to take a troponin measurement on admission and then again 12 hours afterwards to rule out acute myocardial infarction23.

•	A typical district general hospital will see around 6,500 patients present with chest pain of suspected cardiac origin each year[24].

•	NHS Glasgow had reported a lower number of 3,000 patients every year who come to the hospital as an emergency with chest pain[25] .

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
25 NHS Great Glasgow and Clyde. (2014). Health News.

Approximately 70% of patients who are admitted to A&E with suspicion of ACS are later ruled out after further investigation26. Conversely, a significant number of patients with ACS are mistakenly discharged home from the emergency department, resulting in avoidable patient mortality 27.

•	Approximately 2 to 4% of patients with an ACS are mistakenly discharged[28].

•	Around 14,000 and 50,000 patients a year are wrongly sent home by doctors having suffered a mild heart attack that has been missed by current testing methods[29].

•	Subsequently, medical litigation arising from missed diagnosis is increasing at the rate of 20%[30].

A way of rapidly and accurately assessing risk status in suspected patients with ACS would benefit efficiency of the emergency department, patient care, and outcomes31

Many of the existing practices, including current POC technologies available, lack the required sensitivity and accuracy to provide fully quantitative measurements; a pre requisite now demanded by healthcare professionals of future POC devices. Many use lateral flow systems that limit the ability of the technology to quantify and detect biomarkers requiring multiple reagents.

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

Our Company is in the development stage

During the second half of 2016 and early 2017, initial development commenced on the MIDS project, including the specification of a bench rig designed to support first stage testing of a sample of Hall Effect Sensors already supplied to MML in order to examine their behaviour in the detection of magnetic nanoparticles – the core MIDS technology – and to determine how these Hall Effect Sensors should be optimized prior to integration in a micro fluidic test strip.

Initial testing of 15.2 nm magnetite nanoparticles in 5 mg/ml aqueous solution showed excellent linearity of average system output signal against sample drop volume and high levels of output signal, even at sample volumes down to 15 nanolitre size.
In the second quarter of 2017, MML commenced the next stage of the Phase 1 development, developing a "Hybrid Strip" consisting of a first iteration simulation of the MML "MIDS" Lab-on-Chip ("LoC") test strip system, an assembled unit that replicates, as closely as possible, a fully integrated LoC system. The Hybrid Strip is designed to prove the principle of LoC nano-magnetic detection of high sensitivity assay sized quantities of paramagnetic nanoparticles and used to gather data from low doses of nanoparticles & microbeads. Subsequently, initial testing was conducted on both the assembled Hybrid unit and its electronic and microfluidic components, focusing mainly on the electronics of the magnetic sensing system by presenting reducing amounts of a variety of commercially available assay beads and nanoparticles to the Hall sensing electronics by a micropipette dosed carrier. MML tested seven assay bead samples from four leading manufacturers, generally in the size range of 0.5µm to 5 µm. These were mainly composite beads selected for their uniformity and handling characteristics, but having less than ideal magnetic values, to challenge the detection system. In addition one sample of coated magnetite beads with more easily detected, higher magnetic values, was also tested. Ultimately, a bead type with the ideal combination of assay suitability and magnetic value will be selected for an assay to be embodied on the MIDS LoC test strip.
The following results were obtained by MML:
•	All the beads could be magnetically detected in very low quantities, including samples of beads that were previously undetectable in the last round of testing.
•
In a number of instances the current Limit of Detection of fairly standard beads appears to be already at or near to the range advised by assay consultants as prospectively suitable for a high sensitivity troponin assay, subject to the design of the assay.

•	Crucially, all the beads displayed an excellent and reliable Log2 linear response (the signal doubling with a doubled quantity of beads), which is key to accurate quantitation.
These results were obtained by presenting measured volume of sample beads in their carrier fluid directly to the Hall sensor circuit which limits sensitivity compared to the envisaged LoC set up.

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
31 http://ccforum.com/content/18/6/692
32 Cardiac Biomarkers: Technologies and Global Markets, 2014. BCC Research, BIO128A.
33 Cardiac Biomarkers: Technologies and Global Markets, 2014. BCC Research, BIO128A.
34 BCC Research (2012). HLCO43C - Point of Care Diagnostics.
35 Cardiac Biomarkers: Technologies and Global Markets, 2014. BCC Research, BIO128A

Successful microfluidic flow testing of the Hybrid strip was also conducted. Commercial composite beads were magnetically captured after passing through a hydrophilic channel to collect in the very small detection area, exactly as planned. This testing has also revealed a fluid signal effect on top of the magnetic detection signal, which is expected to be routinely addressed in the next iteration of the Hybrid strip, currently being designed as part of the on-going R&D process.
Work is on-going for a redesign of the Hybrid Strip and to carry out more quantitative testing. This work includes further substantive changes to the bench reader electronics, informed by the testing to date. These changes are designed to further improve the sensitivity and stability of the system prior to accommodate a second iteration of the microfluidic strip.
Subject to suitable quantitative results in the microfluidic context MML expects to work closely with its assay consultants throughout a Phase 2 development which, subject to a final development plan being agreed between the Company and MML, will aim to embody an assay on a microfluidic LoC strip.
Under our arrangement with MML, either MML or our Partner currently is responsible for determining the commercialization strategy. Therefore they will be the primary party responsible for the strategy to satisfy any regulatory approval process, other aspects of licensing, manufacturing or other production and marketing. The Company will have a secondary management and oversight role in the aspects of commercialization. The Company and MML's intention is to licence or partner the MIDS platform with a global major diagnostics company subject to proving up a LoC assay.

Sgenia License Agreement

Although we have ceased active funding of the License Agreement with the Sgenia parties at this time, the License Agreement continues to be an enforceable agreement between the parties.  If and when Zenon and its affiliates are able to demonstrate the milestones in the License Agreement, the parties will assess their respective capabilities to continue the development and funding obligations of the License Agreement and conclude any modified arrangements as necessary.

We entered into the License Agreement, effective December 4, 2013, which was subsequently amended, with the objective of developing a MRSA/SA detection device.  Because the License Agreement covered improvements and variations to the device and other devices based on the Sgenia Technology for use in the hospital and health care environments, the License Agreement was amended and specifically extended to include an additional product to be used for the detection of lung cancer in patients.  In exchange for our funding the development of the Sgenia Products, we obtained a worldwide, exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis.

Under the License Agreement, as amended, based on our capital resources and the success of the research activities, we are obligated to fund the development of the Sgenia Products pursuant to a research and development plan proposed by Sgenia. Development includes the testing of a potential device.  All intellectual property developed by Sgenia and/or Zenon at any time during the term related to the manufacturing, formulating and/or packaging processes shall be shared ownership and licensed to us on a royalty-free basis.  Sgenia will supply us, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products, once developed.  Sgenia, Zenon and the Company are obligated to work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

From the date of the License Agreement through December 31, 2017, the Company provided funding for the Sgenia Products of approximately $769,787, and as of that date it has a potential future current obligation to fund approximately €656,000 euros. Our funding obligation is to be based on a budget developed after collaboration and approval with us, as we agree in our sole discretion. As the Sgenia Products and any future products are determined, the Company will formulate a new budget obligations and funding requirements.  Because the Sgenia Product development has not met certain milestones, we are not providing any funding currently.

The License Agreement has Sgenia and Zenon as responsible for regulatory filings in jurisdictions selected by the Company, subject to the collaborative process and any regulatory approvals are jointly owned by the parties to the License Agreement. The expenses of meeting the regulatory requirements will be borne by the Company, subject to its right to approve the regulatory budget, which is separate from the development funding budget.

In addition to providing the development and regulatory funding, the Company will also pay Zenon royalties for completed sales of the Sgenia Products, payable 60 days after each fiscal quarter of the Company (the "Royalties").  The Royalties will be 20% of net sales, which is calculated based on gross sales of the device and the installation and training for the Sgenia Products, less various expenses, including manufacturing, components acquired from Sgenia, commissions, refunds and discounts and sales taxes.  If the Sgenia Products are sold by Sgenia or Zenon in Spain for original use in Spain, then the Royalties will be reduced. The Company also has the right to sublicense to other parties throughout the world, except in Spain if and when, if at all, Sgenia or Zenon seek to act as the distributor in that territory.

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

The License Agreement may be terminated by either party if a party commits a material breach that is not cured in 90 days after the non-breaching party provides a notice of the breach.  Upon the termination of the License Agreement for any reason other than the Company's failure to cure a material breach, the Company has the right to dispose of any of the Sgenia Products then on hand, and to complete orders for Sgenia Products then on order.

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

Background of Sgenia

Sgenia and its subsidiaries are known for its sensor development and is a supplier of sensors related to the control of the Tokamak device used in a nuclear fusion research project. The Tokamak is one of several types of magnetic confinement devices, and is one of the most-researched candidates for producing controlled thermonuclear fusion power. Sgenia is a developer and supplier of the sensors, as well as the sensor technology, applied to the control system. Sgenia has also produced an algal contamination detector for use in water supply applications. The algal sensor scans for the volatile organic compounds ("VOCs") emitted by the target algae. The VOCs form a unique "chemical signature" which may be detected to rapidly and effectively determine the presence or absence of the algae. The Sgenia detector is effectively an electronic "nose" that can "smell" this signature. This algae sensor system underwent a successful eighteen month trial and is under contract with a Madrid area water supplier in Spain. It is likely to be rolled out as a networked solution across the water company's operations.

Proposed Zenosense MRSA/SA Product

The MRSA/SA device is based on the sensor platform developed by Sgenia, but requires modifications so that it can use a single low cost sensor to sample the air and continuously monitor for the airborne the VOC signatures emitted by MRSA/SA. The MRSA/SA VOC signatures are emitted when the bacteria has infected and expressed itself as a disease in the patient. If developed fully, we believe that MRSA/SA can be detected prior to the patient being obviously symptomatic, enabling an earlier intervention to contain and control its effect and spread. The device is intended to work by utilizing a single standard sensor to continuously scan for the MRSA/SA signature spectrum of the VOC. In the proposed Sgenia developed MRSA/SA device a single sensor will perform the entire VOC spectrum scan, as Sgenia's adaptive processing software enables it to perform an effectively infinite number of scans, creating tens of thousands of "virtual sensors" from a single sensor. The proposed product is being designed to eliminate the need for 8 to 32 sensors (as in competitor devices) with all the supporting processors, circuit boards and power supply, where each sensor is pre-set to detect a certain part of the MRSA/SA spectrum of VOCs.

A patent application was made on the January 17, 2013, under the reference P201330048 with the title (translated from Spanish) "Method of Analysis of a gas and artificial nose". The patent application description refers to: a method that allows the use of a single sensor to act as an unlimited number of sensors: a method of analysis of a gas through an artificial bio-inspired "nose" of general application that uses strategies for adaptive modulation of the sensor's parameters to fit the detection purpose of the nose. This enables an artificial nose of smaller dimensions than one with multiple sensors resulting in good portability, a wide range of applicability and reduced production costs.

At this time it is early to formulate a conclusion about the device.

Proposed Zenosense Cancer Detection Product

As a result of the work performed by Zenon for the MRSA/SA product and based on the Sgenia Technology, a potential additional product was been developed intended for use in detecting lung cancer in patients. The lung cancer detection device incorporates components designed to filter out the VOCs that must be excluded for optimized detection of target VOC biomarkers found in exhaled breath and associated with the incidence of lung cancer. These components and their elements include molecular sieves incorporated in complementary layered and mixed sensor structures to screen incoming VOCs, and a nanometric sensing mesh to maximize the detective area. Zenon has developed new metal oxide materials and combinations of metal oxides, a complementary quartz crystal sensor employing a gas sorbent substrate and a micro gas chromatography chip for pre-detection screening. All components are of a relatively low cost consistent with the Company's intent to create cost effective products.  Development of this device was undertaken during 2015, but the device was not entered into trials. Subsequently, because milestones were not met, the Company ceased funding research and development.

Possible Revenue Lines

The Company currently does not generate any revenue.  The potential for any revenue is dependent on the development of the MML and, if development is recommenced, the Sgenia Products, for which no assurance can be given. If the development of the MML and Sgenia Products is successful, the Company believes that its principal sources of revenues will be from sales of the various devices and service fees from the training of personnel in their use. There is no assurance that any marketable product will be developed, approved by regulatory authorities, manufactured or successfully distributed and sold.  There can be no assurance that the Company will be able to generate any revenues in the future.  The Company will need substantial funding for all the phases of its business plan before it is able to generate any revenues.  The Company has no identified sources of capital for all aspects of its financial needs under the current business plan.
The Company will also consider licensing arrangements for any of the products and intellectual property that it has rights to.  In the latter case, since the intellectual property is shared with its development partners, these arrangements will require the consent of those parties. No assurance can be given that there could be licensing and royalty revenues.

MML Manufacturing

The MML technology is in development, the design of which having taken place in mind for manufacturing, but with no manufacturing planned as yet. In addition, MML will rely on the supply of a bespoke nano-magnetic sensor from a particular chosen manufacturer. If required, there is no assurance a suitable alternative supplier can be found, as there are a limited number of suppliers in this field.

Regulation

The Company expects that any of its devices (the "Products") will be subject to differing levels of regulation in each of their intended markets. Regulation will be oriented towards the efficacy of the Products for their intended purpose, in the healthcare environment and safety. Currently, the first market being contemplated for the Products is outside of the United States, which if successful will then be followed by the United States as an additional market.

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

The FDA classifies medical devices into one of three classes. Devices being placed in Class I or II require fewer controls because they are deemed to pose lower risk. Class I devices are subject to general controls such as labeling, pre-market notification, and adherence to the FDA's Quality System Regulation (a set of current good manufacturing practice requirements put forth by the FDA, which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, storage, installation and servicing of finished devices) ("QSR"). Class II devices are subject to special controls such as performance standards, post-market surveillance, FDA guidelines, as well as general controls. Some Class I and Class II devices are exempted by regulation from the premarket notification, or 510(k), clearance requirement or the requirement of compliance with certain provisions of the QSR. Devices will be placed in Class III and will require approval of a PMA application (i) if insufficient information exists to determine that the application of general controls or special controls of the device are sufficient to provide reasonable assurance of safety and effectiveness, or (ii) if they are life-sustaining, life-supporting or implantable devices, or (iii)  if the FDA deems these devices to be "not substantially equivalent" either to a previously 510(k) cleared device or to a "pre-amendment" Class III device in commercial distribution before May 28, 1976, for which PMA applications have not been required.

Clinical trials are sometimes required for a 510(k) clearance. These trials generally require submission of an application for an Investigational Device Exemption ("IDE") to the FDA. An IDE application must be supported by appropriate data, such as laboratory testing results, and a testing protocol that is scientifically sound. The IDE application must be approved in advance by the FDA, unless the product is deemed a non-significant risk device and eligible for more abbreviated IDE requirements. The FDA's approval of an IDE allows clinical testing to go forward, but does not bind the FDA to accept the results of the trial as sufficient to prove the product's safety and effectiveness, even if the trial meets its intended success criteria.

Any clinical trials must be conducted in accordance with the FDA's IDE regulations that govern investigational device labling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators.

The withdrawal of previously received approvals or failure to comply with existing or future regulatory requirements would have a material adverse effect on our business, financial condition and results of operations.

After a device is approved or cleared and placed in commercial distribution, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;
•	QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures;
•	labeling regulations, which prohibit the promotion of products for unapproved or "off-label" uses and impose other restrictions on labeling;
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

Contract manufacturers, specification developers, and some suppliers of components will be required to manufacture the Segnia and MML's Products in compliance with current Good Manufacturing Practices ("cGMP") requirements set forth in the QSR. The QSR requires a quality system for the design, manufacture, packaging, labeling, storage, installation and servicing of marketed devices, and includes extensive requirements with respect to quality management and organization, device design, equipment, purchase and handling of components, production and process controls, packaging and labeling controls, device evaluation, distribution, installation, complaint handling, servicing, and record keeping. The FDA enforces the QSR through periodic unannounced inspections that may include the manufacturing facilities of our subcontractors. We expect that subcontractors' manufacturing facilities will be subject to domestic and international regulatory inspection and review. If the FDA believes contract manufacturers or regulated suppliers are not in compliance with these requirements, it can shut down the manufacturing operations of contract manufacturers, require recall of products, refuse to approve new marketing applications, institute legal proceedings to detain or seize products, enjoin future violations, or assess civil and criminal penalties against us or our officers or other employees. Any such action by the FDA would have a material adverse effect on our business. We cannot assure you that we or MML will be able to comply with all applicable FDA regulations.

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

In the EU and some additional countries, for example, medical devices require a Conformité Européenne ("CE") Mark in order to be placed in the market. The CE Mark certifies that a product has met EU consumer safety, health and environmental requirements. CE marking requires meeting the conditions of the European Directive which relates to the medical device to be approved. These directives generally regulate the design, manufacture, clinical trials, labeling, and post-market surveillance reporting activities for medical devices. Once the CE mark has been duly applied to a device, the manufacturer may commercially distribute the product in all countries that are members of the European Union, and in several other countries that recognize the CE Mark, such as Switzerland and Turkey. Similar to the US, once the device has received the CE mark, companies are required to report certain serious adverse events, are required to conduct post-market surveillance, and in some countries are required to register or list the products.

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

The European Commission has proposed a new regulatory scheme for medical devices. The proposals, which are currently being discussed by the Council of the European Union, will impose significant additional obligations on medical device companies. The changes being proposed will increase from the current regulation stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures.  Additionally, the new regulations will require clinical evidence as well as analytical performance levels, the details of which are yet to be provided. If additional provisions proposed by the European Parliament are included in the new regulatory scheme, then there will be involvement of the European Medicines Agency (EMA) in regulation of some types of medical devices, in the qualification and monitoring of notified bodies (NBs), and enhancing the roles of other bodies, including a new Medical Devices Coordination Group (MDCG).  The European Parliament's proposed revisions would impose enhanced competence requirements for NBs and "special notified bodies" (SNBs) for specific categories of devices. Although the extent of the proposed regulations is currently uncertain the medical device industry anticipates that there will be significant changes under these initiatives to the regulation of medical devices which will increase the time and costs for obtaining CE marking.

To facilitate CE Mark approval, it may be beneficial or necessary to complete the International Organization for Standardization ("ISO") certification process for the Company's comprehensive management system for the design and manufacture of medical devices.

Intellectual Property

MIDS Technology

The MIDS technology platform, which MML has under license, is protected by patent applications that are now in the national phase in key geographic areas and already granted in China and the USA.

• PCT application number PCT/GB2011/050749

• EP application number 11724436.8

• USA application number 13809367 (Granted)

• China application number 201180025701.5 (Granted)

• India application number 9624/CHENP/2012

MML will have the right, under license, to use the MIDS Intellectual Property ("MIDS IP") during the development and the MIDS IP will be transferred to MML in the event MML concludes a commercial deal for MIDS with a third party.

In January, 2017 MML submitted a UK Intellectual Property Office patent application for an additional MIDS detection method: "Device and method for accurate measurement of magnetic particles in assay apparatus ". The method is a variation of the magnetic detection method whereby the magnetic detection is carried out by a Hall Sensor in a "Magnetic Bridge" structure.

Sgenia License Agreement

The Company will not have any ownership rights in the underlying technology on which the Sgenia Products rely, but will only have a license agreement with respect to the products derived therefrom and within the scope of the license.  If Sgenia or Zenon ceases operations, then under the terms of the License Agreement, the Company will have the right to copies of the underlying technology to use for the term of the license arrangement for the manufacture and marketing of the Sgenia Products, if and when developed. The Company will have joint ownership in the manufacturing designs and processes and in the regulatory permits. In the future, the Company may develop trademarks and service marks in connection with its business, which it will own and which it will seek to protect by usage and registration.

Employees

We currently have one employee/officer and one director, Mr. Carlos Jose Gil.  We engage various consultants to help with various accounting, business and public reporting tasks on an at-will basis.

 ITEM 1A. RISK FACTORS

We have not generated any revenues and have incurred losses for the period since inception;  there is uncertainty about whether we will be able to continue as a going concern and, as a result, a possibility that shareholders may lose some or all of their investment in our Company.

We did not generate any revenues for the year ended December 31, 2017 and had a net loss of $566,294. We have had no revenues and have a total accumulated deficit of $2,126,686, since inception. We anticipate generating losses for at least the next 18 months and thereafter, as our principal activity will be funding the development, regulatory approval and initial manufacturing of the potential Products without any sales or other revenue. We also require funding from third party sources to meet our funding obligations under our joint venture and under the License Agreement. Therefore, we may be unable to continue operations in the future as a going concern. We will need a substantial amount of financing, and if financing is available, it may involve issuing securities senior to our common stock.  In addition, in the event we do not raise additional capital, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Without adequate capital, we may be in default under our funding obligations under the License Agreement and our joint venture arrangement. If we fail to fully fund the development expenses for which we are obligated, the funds previously invested in development will be lost.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

Our auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm for the Company issued its report in connection with our audited financial statements for the years ended December 31, 2017 and 2016, subject to the opinion that substantial doubt exists as to whether we can continue as a going concern. Because we have been issued an opinion by our auditors that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult to attract investors. If we are not able to continue our business as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

RISKS RELATED TO OUR MANAGEMENT AND CORPORATE GOVERNANCE

We have no independent directors, which poses a significant risk for us from a corporate governance perspective.

Our single executive officer, Mr. Carlos Gil, serves as our chief executive officer, president, chief financial officer, treasurer and secretary, and as a single director.  Our director and executive officer is required to make interested party decisions, such as the approval of related party transactions, their level of compensation, and oversight of our accounting function.  Our director and executive officer also exercises control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. We have chosen not to implement various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters.  Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

We may find it difficult to attract senior management in the absence of director and officer Insurance.

We do not currently maintain director and officer insurance.  This may deter or preclude persons from joining our management or cause them to demand additional compensation to join our management.

We will need to increase our size, and may experience difficulties in managing growth.

We are a smaller reporting company with no direct employees as of December 31, 2017. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead to develop our device development businesses and to address potential growth and market opportunities.  Future growth will impose significant added responsibilities on management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.  Inability to manage future growth could have a material adverse effect on our business, financial results or operations.

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

RISKS RELATED TO OUR BUSINESS

The Company will need a substantial amount of capital to fulfill its funding obligations.

For the implementation of our business plan, including the development requirements under our various agreements, the Company's capital requirements will be significant over the longer term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future, which will be sufficient to fund its business activities. If the License Agreement with Sgenia is to be pursued, the Company has determined that currently it is required to raise at least €656,000 to support the development of the Sgenia Products. For the MML joint venture, it is estimated it needs to fund between $300,000 and $700,000 for the fiscal year 2018. Thereafter, the Company will need to raise additional funds to continue development, as needed, obtain regulatory approvals, manufacture, market and distribute the Products. Therefore, the Company plans from time to time over the next 36 months, if not also thereafter, to seek additional equity capital to fund its business development and operations. There is no assurance that it will be able to obtain financing in the amounts required or on terms acceptable to the Company. If financing is not obtained when needed, the Company may not be able to fulfil its obligations to fund the development of the Products to which it has rights either under the License Agreement or the MML joint venture arrangements.  The Company has no current arrangements with respect to additional financing. There can be no assurance that any sources of additional financing will be available to the Company on acceptable terms, or at all.

We are dependent on the continuing innovation and input from others.

The success of our business initially depends on the development efforts of third parties over which we have no direct control.  If these third parties do not act as we have contracted or as expected, we may not be able to obtain marketable products.

The various technologies on which our products have not been tested or approved for commercial production.

The success of our Company depends on whether our partners can successfully apply their respective technologies to develop the intended products.  There is no assurance that we will have any developed products.  Moreover, if developed, we will still need various government approvals and scaling up to be able to manufacture any such products.  There is no assurance that we will be able to successfully obtain regulatory approval, manufacture, promote and sell the intended Products.  You should understand that your investment is in a development-stage technology company, with no assurances of an ability to develop a commercial product or obtain commercial revenues, and such revenues may be insufficient for our operations to continue.

Laboratory conditions differ from commercial manufacturing conditions and field conditions, which could affect the effectiveness of our Products. Failures to effectively move from laboratory to the field would harm our business.

Observations and developments that may be achievable under laboratory circumstances may not be able to be replicated in the testing environment, in commercial manufacturing facilities, or in the use of products in the field. The efficacy of the end products that is likely to be used in commercial settings, such as hospitals and other medical care environments, is not currently verified in a larger testing context.  No assurance can be given that the devices will successfully detect the condition for which the Product is designed.  Additionally, no assurance can be given that our devices will be superior to current methods or devices. The inability of our development stage products to be manufactured in contract manufacturing facilities or meet the demands of users in the field would harm our business and business prospects.

Our Products will be subject to regulatory approval and monitoring as they are marketed, and there is no assurance that our Products will be able to obtain the necessary licensing and we will be able to maintain that license.

Our Products for sale in the United States, unless they will qualify for an exception, will have to be licensed under of the Food and Drug Act and the regulations of the United States FDA. We believe some of our products will be under the 510(k) process, but there is no assurance that they will be able to qualify for this procedure; consequently they may have to be approved under a more complicated regulatory regime.  The 510(k) process is one by which the efficacy of the product will be reviewed and verified, based on the underlying science and possible clinical testing.  There is no assurance that the necessary regulatory approval of the Products will be obtained.  If obtained, the Company and its manufacturers will have to comply with various good manufacturing requirements, labeling and other regulation, both at the federal and state levels.  If not approved, the proposed products may have to be redesigned, if that is determined possible.  The Company expects that the regulatory requirements will cause a considerable expense and obstacle to having a marketable product, and may delay the anticipated launch of the product. Such delay may stretch into years.  Additionally, if the Company does not adhere to the legal requirements for the manufacture and marketing of the products, the regulatory approval may be terminated, and the Company may be subject to different kinds of penalties and sanctions.

The Company will have to comply with regulatory approval processes in other countries where it might want to sell any of its Products. The European Union has a comprehensive approval process that is similar in scope and testing to that of the United States, although in some respects it may be considered faster and more cost effective.  However, there may be changes to the current regulation which will increase the time period and compliance requirements for the CE mark, and correspondingly increase the cost of approval, manufacturing and marketing devices in the EU and other countries the adopt the CE mark for their markets.

The Company does not have prior experience in seeking or obtaining regulatory approval in any jurisdiction for medical devices.  This lack of experience may prevent or make more expensive our obtaining any necessary regulatory approval.

We have not sought regulatory approval before the FDA or any other US or EU regulatory agency having authority over the development, testing, manufacturing or sale of medical devices. There is no assurance that we will be able to pursue regulatory approval or obtain the necessary licensing.  We may have to engage professionals to help or take over the regulatory process, which will add expense to our development costs, which we cannot estimate at this time.  We may not be able to fund this additional cost, in which case the development expense will be lost.

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

To successfully implement our business plan, we will need to hire new personnel to establish and implement any future manufacturing, marketing and sales plans.

The Company does not have any full-time employees, and our current executive officer is providing his services on a part-time, as needed basis.  In the future, we will need to hire employees to further our new business venture.  Specifically, we will need employees to monitor the development of our Products and to help design the manufacturing protocols and establish manufacturing plans.  Although our partners and consultants will be generally responsible for the regulatory approval process, we will need our employees to participate in the regulatory process.  Additionally, we will need employees to identify and monitor the selected manufacturers, establish marketing plans and implement sales.  Since we plan to market our Products in many different jurisdictions, we might need to set up offices in different countries and hire talent from different countries to implement our business plans. Our ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel is uncertain. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.  The failure to attract and retain necessary technical, managerial, sales, marketing and service personnel could have a material adverse effect on our business, operating results and financial condition.

The strategic relationships we rely on may not be developed, and if developed, may not be successful.

To successfully manufacture, market and sell our Products in the international market, we will need to develop strategic relationships with supply chain companies, distribution companies, regional providers, hospitals, healthcare professionals and others to help establish our market presence and enhance the efforts of our own market penetration, business development, implementation, manufacturing, and sales.  These relationships are expected to, but may not, succeed.  There can be no assurance that these relationships will develop and mature, or that any of our existing relationships will be successful or that potential competitors will not develop more substantial relationships with attractive partners.  Our inability to successfully implement our strategy of building valuable strategic relationships could harm our business.

The complexity and technicality of our Products could result in unforeseen delays or expenses from undetected defects or errors in our technology designs, which could reduce the market acceptance for our new products, damage our reputation with prospective customers and adversely affect our operating costs.

Highly complex and technical products such as our proposed detection devices may contain defects and errors when they are first introduced or as new versions are released. We may in the future experience the occurrence of defects, errors and bugs in our Products. If any of our proprietary features contain defects or errors when first introduced or as new versions are released, we may be unable to correct these problems or result in unreasonable delays in their use by our end-users. Consequently, our reputation may be damaged and hospitals may be reluctant to buy or use our products in the future.  Market reputational damage is also likely to harm our ability to attract new customers and negatively impact our financial results. In addition, defects or errors could interrupt or delay pending sales while corrections are undertaken. These problems in installed devices may also result in claims against us by the hospital, healthcare professional and patients, with resulting damages for breach of contract and tort liabilities.  Claims where we are found liable or otherwise, which may be regardless of our responsibility for such failure, could cause us to incur substantial costs in defending against such lawsuits and the payment of settlements.

Until the Company has developed and launched one or other of our Products at commercial levels, there is uncertainty of market acceptance and the efficacy of the commercialization strategy.

As the Company is a start-up, company, it has not yet launched any of its Products at a commercial level. Until it has consistent, proven sales, there is uncertainty of the Product acceptance in the intended markets and the ability of the Company to commercialize any of its Products. Until then, the Company believes it will have to fund its operations from capital rather than revenues. If there are no, or only low levels of, product acceptance and sales, the Company will have to alter its business plan. As is typical of any new business concept, demand and market acceptance for newly introduced products and services is subject to great uncertainty. Achieving market acceptance will require the Company to undertake substantial marketing efforts and to make significant expenditures to create awareness of and demand for its products. The Company has limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. The Company's efforts will be subject to all of the risks associated with the commercialization of new products, including unanticipated delays, expenses, technical problems or difficulties and technological obsolescence due to changing technology and the evolution of industry standards. There can be no assurance that markets for the Company's products will not be limited, or that the Company's strategies will result in successful product commercialization or in initial or continued market acceptance.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Our success depends on maintaining and obtaining the necessary patents and its ability to protect its intellectual property worldwide. There can be no assurance as to the breadth or degree of protection which existing or future patents, if any, and other trade secrets may afford the Company, that any patent applications that may be made in the future will result in issued patents, that the Company's future trademarks, if any, will be upheld if challenged, or that competitors will not develop similar or superior methods or products outside the protection of any patent issued in relation to our Products.

Although the Company believes, based on representations of its commercial partners, that the intellectual property used in developing our Products does not infringe any patents, trademarks, or violate proprietary rights of others, it is possible that its existing intellectual property may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event the Products infringe patents or proprietary rights of others, our partners and the Company may be required to modify the design of one or more of the Products, change the name of its products or obtain a license. There can be no assurance that such remedial action will be able to be done in a timely manner, upon acceptable terms and conditions or at all. The failure to do any of the foregoing could have a material adverse effect upon the Company. In addition, there can be no assurance that there will be the financial or other resources necessary to defend a patent infringement or proprietary rights violation action. Moreover, if our Products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

Our business partners and us rely on proprietary know-how and employ various methods to protect the source codes, concepts, ideas and documentation of their respective intellectual property and proprietary technologies. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop similar know-how or obtain access to the know-how or software codes, concepts, ideas and documentation. Although the Company has and expects to have confidentiality agreements with its employees and appropriate vendors, there can be no assurance that such arrangements will adequately protect the Company's trade secrets or those on which it relies owned by others.

SPECIFIC RISKS RELATED TO OUR MML JOINT VENTURE BUSINESS

Our MIDS Medical Shareholders and Subscription Agreement contains a term that protects each joint venture partner against insolvency of the other, which could result in the Company's loss of its interest in MML.

In the event of an insolvency event (defined as the inability of either joint venture partner to pay its debts as they fall due) affecting the Company, its interest in MML could be transferred to the other partner for a nominal sum. As the Shareholders and Subscription Agreement is under United Kingdom law, we believe that this provision would be enforceable.

The Company will require an unknown, substantial amount of capital to fund MML through a second phase of development which, if not raised and invested in MML, may reduce its interest in MML.

Under the MIDS Medical Shareholders and Subscription Agreement and for the implementation of the MML business plan the Company contemplates it will fund a phase 2 of development. Accordingly the Company's capital requirements will be significant over the short and medium term. The Company does not have any commercial products at this time, and, therefore, it is not currently generating any revenues or cash flow to fund its operations. There can be no assurance that the Company will be able to generate revenues from operations in the future which will be sufficient to fund its MML business activities. In connection with the MIDS Medical Shareholders and Subscription Agreement the Company has determined that it must raise approximately at least $650,000, and potentially up to an estimated $1,200,000 or more should a third party assay development also be necessary, to support a MML phase 2 development. If such financing is not obtained, then the Company may not be able to exercise its opportunity to fund phase 2 under the MIDS Medical Shareholders and Subscription Agreement and may lose part of its 40% interest in any value generated by MML. Furthermore, MML has the right to choose to independently fund Phase 2, which would have the same effect. If the Company does not fund a phase 2 development and MML cannot obtain alternative funding, the MIDS development may be terminated. In this event the Company's remaining interest may have no or a very limited value as a consequence.

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

The failure to protect MML patents, trademarks and trade names, may have a material adverse effect on its business, financial condition and operating results.  Litigation may be required to enforce its intellectual property rights, protect its trade secrets or determine the validity and scope of proprietary rights of others.  Any action it may take to protect its intellectual property rights could be costly and could absorb significant amounts of our and MML's management's time and attention.  In addition, as a result of any such litigation, we and MML could lose any proprietary rights we have.  If any of the foregoing occurs, we and MML may be unable to execute our business plan and investors could lose their investment.

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

MML's development efforts are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. In addition to having the necessary funding, MML's success will depend upon its products and technologies being differentiated from similar products and technologies and then meeting acceptable cost and performance criteria and timely introduction into the marketplace. MML's proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these products may not meet applicable price or performance objectives. Unanticipated technical or other problems may accrue which would result in increased costs or material delays in their development or commercialization. If development activities are unsuccessful, MML may need to delay, reduce the scope of or eliminate some or all of its development program and significant monies and management time invested may be rendered unproductive and worthless. Diagnostic devices must be tested for safety and performance in laboratory and clinical trials before regulatory clearance for marketing is achieved. Such studies are costly, time consuming and unpredictable. Clinical trials may not be successful and marketing authorization may not be granted which may result in MML not being profitable, or trigger dissolution of partnerships or collaborative relationships. The outcome of early clinical trials may not be predictive of the success of later clinical trials. Failed clinical trials may result in considerable investments of time and money being rendered unproductive and worthless.

Additionally, unanticipated trial costs or delays could cause substantial additional expenditure that is not reimbursed by a partner, may cause MML to miss milestones which may trigger a financial payment or cause MML or a partner to delay or modify its plans significantly. This would harm MML's business, financial condition and results of operations.

MML will rely on third parties to support product delivery.

Under the current business plan, MML likely will not manufacture or self-distribute its products. Consequently, MML will rely on third parties for the manufacture and distribution of its products on an on-going basis. Any failure on their part would disrupt product delivery and availability. To the extent MML is able to enter into collaborative or strategic arrangements with respect to its products, it will be exposed to risks and uncertainties related to those arrangements which it will attempt to manage, as far as possible, by contractual arrangement. However, the customer or partner will generally make the key decisions on product choice, regulatory approvals, product launch, product manufacture and marketing and promotion. Decisions made by a partner with respect to the commercialization of the products MML develops with them will significantly affect the extent and timing of revenues to MML. For example, a partner may choose not to launch new products MML develop, may choose to launch the products in a limited number of jurisdictions, may delay the launch of products, may undertake only limited sales and marketing efforts to commercialize the products, all of which would have a material adverse effect on MML's business and financial position. Collaborative arrangements, licensing agreements or strategic alliances will subject MML to a number of risks, including the risk that:

•	MML does not control the amount and timing of resources that our strategic partners may devote to its products;

•	MML does not control the decision to pursue or amend a product, the timing of development activities, product launches and extent of marketing and sales activities;

•	MML partners and suppliers may experience financial difficulties;

•	business combinations or significant changes in a partner's business strategy may also adversely affect a collaborator's willingness or ability to complete its obligations under any arrangement;

•	a collaborator could independently move forward with a competing product developed either independently or in collaboration with others, including MML's competitors; and

•	collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing MML's products.

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

The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management's attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

We currently have outstanding promissory notes that may be convertible into our common stock, which if converted may result in a large increase in our outstanding common stock and result in a downward pressure on the market price of our common stock.

To finance our operations, we entered into a number of promissory notes in each of the last three years. The majority of these notes can be converted, at prices of $0.007 and $0.07 per share, into shares of common stock of the Company. As of the date of this report, the Company has issued an aggregate amount of 9,520,085 shares of common stock through conversions of these notes. If the principal balances of these convertible notes were to be converted in full, it would increase the outstanding shares of common stock by approximately 22,223,771 shares. The effect of the issuance of these shares will therefore be a substantial dilution to the current shareholders. In addition the conversion prices of $0.007 and $0.07 per share could result in substantial downward pressure on the price of the common stock in the market place. Investors should evaluate the Company and its ability to fund its operations and their investment in light of the currently outstanding promissory notes.

We will be required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to furnish a report by our management on our internal control over financial reporting at the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company" as defined in the JOBS Act. When required, such report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an "emerging growth company." At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Our common stock is traded on The OTC Markets (Ticker: ZENO) and our shares are characterized as a penny stock. As such, we are subject to the risks associated with "penny stocks".  Regulations relating to "penny stocks" limit the ability of our stockholders to sell their shares and, as a result, our stockholders may have to hold their shares indefinitely.

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

 ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Currently, there is a very limited public market for our common shares. Our common stock is quoted under the symbol "ZENO". Trading in stocks on platforms other than a securities exchange is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company's operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The following table shows the recorded high and low bid quotations of our common shares on the OTC Bulletin Board from January 1, 2016 to December 31, 2017, however, the trading activity is minimal and therefore the prices may not be meaningful of market value or a represent price at which an investor will pay for or realize on the sale of a share.

The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:
Quarter Ended	High Bid	Low Bid

December 31, 2017	$0.60	$0.20
September 30, 2017	$0.48	$0.22
June 30, 2017	$4.00	$0.36
March 31, 2017	$1.68	$0.12
December 31, 2016	$0.25	$0.10
September 30, 2016	$0.20	$0.10
June 30, 2016	$0.20	$0.14
March 31, 2016	$0.21	$0.08

 Holders

As of April 12, 2018, there were 26,197,536 shares of common stock issued and outstanding.  There are 9 shareholders of record of our common stock. We have an additional number of shareholders that hold their shares through "street name".

Dividends

 We did not issue any cash dividends during our fiscal year ended December 31, 2017.  Any future determination as to the declaration and payment of dividends on shares of our common stock will be made at the discretion of our board of directors out of funds legally available for such purpose.  We are under no contractual obligations or restrictions to declare or pay dividends on our shares of common stock.  In addition, we currently have no plans to pay such dividends. Our board of directors currently intends to retain all earnings for use in the business for the foreseeable future. See "Risk Factors."

On August 4, 2016, the Company completed a reverse split of its common stock, at a ratio of one share for seven then outstanding shares.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any securities issued or authorized for issuance under any equity compensation plans.

Recent Sales of Unregistered Securities

Not applicable

 ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operations

 Our business plan focus at this time is to develop devices to be used at the point-of-care ("POC") in hospitals and other medical care centers to detect Acute Myocardial Infarction, MRSA/SA and the signs of lung cancer, and where necessary, to fund the medical trials of those medical devices. Up to June 20, 2016, our principal activity was funding the development of the Sgenia Products. Because the development activities of the Sgenia Products has slowed, and certain milestones were not achieved, one of which is the start of hospital testing, we have not been providing additional funding for the development of the Sgenia Products as provided in the License Agreement. Additionally, because of the development status, we have not been successful in obtaining third-party funding of us for the directed development of the Sgenia Products.

As a result of the our participation in MML, our primary focus since June 2016 has been the funding and co-development of the MIDS technology platform to develop a hand held device, MIDS Cardiac™, to be used at the POC for the early detection of low levels of certain cardiac biomarkers, using high sensitivity cardiac assays for the diagnosis of AMI. Utilizing a magnetic nanoparticle detection technology ("MIDS"), the intention is to deliver a test platform that can produce laboratory accuracy standard results or better in a handheld device in less than eight minutes. The technology platform is already protected by two patent grants and several patent applications now in the national phase in key geographic areas. We believe that the initial cardiac device, if successful, would target a global market for cardiac biomarker testing predicted to reach $7.2 billion by 201836. We further believe that the test platform is also expected be applicable to a multiplicity of immunoassay tests representing a potential overall market opportunity estimated to be worth $23.7 billion per annum worldwide by 201937.

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

The MML SSA contains various provisions to govern our funding obligations: if no Contingency is drawn during Phase 1, the Partner will be awarded an enduring 2.5% profit after tax right in MML ("Override") which will increase to a 15% Override if we decline to fund Stage 2; if we decline to fund Phase 2 and any Contingency has been drawn, the Partner will be awarded a 15% Override decreased by 0.5% for each £7,500 tranche of Contingency drawn down during Phase 1. Any Override will convert on a ratio of 1% Override to 1% of ordinary shares in the event of a sale of MML.

The parties to the MML SSA envisage a second phase of development ("Phase 2") to follow Phase 1. This is expected to be over a similar timeframe and at a similar cost for MML development work. MML may decide to proceed with the development of its own assay using a third party assay developer which would materially increase this cost to an amount which is unknown at this time. MML may independently obtain funding for Phase 2 at MML's option, or invite the Company to fund.

At no time prior to a sale will the Company's ownership interest in MML's shares be less than 30%. The Company also has additional investor control rights over MML, including representation on the board of directors, rights over the appointment and employment of senior management persons, incurring indebtedness, entry into major transactions, budget approval rights, accounting practices and general operational management supervisory rights. Our Chief Executive Officer, Carlos Gil, is a director of MML.

As a condition of the MML SSA, MML has entered into Supply of Services Agreements under which it receives the services of a key person related to the MIDS development.

At December 31, 2017, we had a working capital deficit of $53,571. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

Assuming that we are able to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve (12) month period following funding in connection with the development of our Products, principally being those based on the MIDS technology: (1) we will have to fund our obligations under the terms of the MML SSA as amended in a minimum total additional amount of £45,000 if the Contingency is requested, (2) we will have to fund the future development expenses of Sgenia in the approximate amount of €683,000, (3) payment of compensation to our officers, employees, and consultants of approximately $100,000, (4) legal, audit and reporting expenses of approximately $50,000, and (5) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

Results of Operations

We have not yet earned any revenues.  We are presently in the development stage of our business and we can provide no assurance that we will successfully develop, manufacture and market the Sgenia Products or that MML will be able to commercialize its products.

36 http://www.bccresearch.com/pressroom/bio/global-market-for-vitro-cardiac-biomarkers-reach-$7.2-billion-2018
37 http://www.marketsandmarkets.com/PressReleases/immunoassay.asp

Liquidity and Capital Resources

2017 and 2016

Our cash was $28,823 and $10,271 as of the December 31, 2017 and 2016, respectively. As of December 31, 2017, we had negative working capital of $53,571, compared to working capital of $18,801 as of December 31, 2016. As of December 31, 2017, our current liabilities consisted of accounts payable of $90,816, accounts payable to a related party of $91,499, and stock payable of $67,500, compared to, as of December 31, 2016, current liabilities consisting accounts payable of $23,691, accounts payable to a related party of $85,671, loan payable of $73,319 and stock payable of $67,500. At December 31, 2017, we had an accumulated deficit of $2,126,686 compared to an accumulated deficit of $1,560,392 at December 31, 2016.

For the year ended December 31, 2017, net cash used in operating activities was $143,948. For the year ended December 31, 2016, net cash used in operating activities was $118,218.

For the year ended December 31, 2017, cash used in investing activities was $357,500 and for the year ended December 31, 2016, the net cash used in investing activities was $292,500.

For the year ended December 31, 2017, net cash provided by financing activities was $520,000, from proceeds of convertible notes. For the year ended December 31, 2016, net cash provided by financing activities was $420,000, from proceeds of convertibles notes. Future advances from these sources may not be available to us in the future.

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

In March 2016, we received notice of default on various notes for $110,000 in aggregate principal amount, plus accrued interest, with a due date in June 2016 (the "Prior Notes"). We entered into discussions with the holder of the Prior Notes ( the " Noteholder ") and in the absence of any alternative, and the unlikelihood of completing on a main funding by the due date (which required the flexibility to repay all amounts due under the notes), agreed on May 17, 2016, to exchange them for two new convertible notes (the "May Senior Notes"), one for the principal amount of $53,197 and the other for the principal amount of $62,547, with a maturity date of May 16, 2018 (the "Exchange").  The May 2016 Notes bear a 5% interest per annum, are due on May 16, 2018 and may be prepaid at any time within 90 days of the issue date. As of the issue date, the May Senior Notes can be convertible into shares of Common Stock of the Company, at the discretion of the holder, at a price of $0.007 per share subject to a blocker provision that limits the amount issued at any time to 4.99% percent of the outstanding shares of Common Stock.  The May Senior Notes also contain standard anti-dilution provisions and other customary representations, warranties and covenants by, among and for the benefit of the parties.  Additionally, the Investor has the right of first refusal in any future equity financing and the May Senior Notes impose restrictions on the Company's ability to make distributions to its shareholder, repurchase shares of Common Stock, incur certain liabilities or sell assets.  Notwithstanding the foregoing, the Company is permitted to raise additional capital relating to the Segnia License Agreement, effective December 4, 2013, as amended.  The May Senior Notes also include customary event of default provisions and impose penalties on the Company in certain default events.

Additionally, we received $40,000 as a further cash investment from the Noteholder holding the Prior Notes on April 26, 2016 (the "Investment"), which was subscribed for after the investor declared the default.  In consideration of the Investment and upon the Closing, the Company issued a convertible note (the "April Senior Note") in a principal amount of $40,000 to the Investor.  The decision to accept the Investment was based on an urgent need to clear immediate liabilities, become current in our filing obligations and provide certain working capital while we continued to seek a main funding, which, if obtained, would allow us to repay all the outstanding notes and commence the lung cancer and MRSA device development.
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

On October 27, 2016, the Company issued an unsecured note (the "October 2016 Note") in the principal amount of $140,000, to the Noteholder in exchange of a loan of $140,000. The October 2016 Note was the first out of the four Option Loans and the Noteholder retains the option to provide the balance of the Option Loans.

On December 6, 2016, the Company and the Noteholder entered into an amendment to the September 2016 Note (the "Note Amendment") reflecting the change in the Phase 1 Payments schedule. The Note Amendment revised the Option Loan schedule and amount and allowed the Noteholder to provide four unsecured convertible loans to the Company (the "New Option Loans"): (a) on December 6, 2016, a Conversion Loan of $30,000; (b) on or before January 31, 2017, a Conversion Loan of $180,000; (c) on or before February 28, 2017, a Conversion Loan of $140,000; and (d) on or before March 31, 2017, a Conversion Loan of $100,000. All other terms and conditions of the New Option Loans are the same as the Option Loans. Simultaneously with the execution of the amendment, the Company issued a New Option Loan in the principal amount of $30,000 (the "December 2016 Note") in exchange of a loan of $30,000.

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include (1) the Report of the Independent Registered Public Accounting Firm to the Company; (2) Balance Sheets; (3) Statements of Operations, (4) Statement of Stockholders' Deficit; (5) Statements of Cash Flows, and  (6) Notes to Financial Statements

ZENOSENSE, INC.

FINANCIAL STATEMENTS

For the Years Ended December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of
Zenosense, Inc.
 Valencia, Spain

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Zenosense, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements").  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.
Other matters
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to  the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
We have served as the Company's auditor since 2013.
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 17, 2018

ZENOSENSE, INC.
Balance Sheets

	December 31, 2017	December 31, 2016
Assets

Current assets:
Cash	$28,823	$10,271
Prepaid expense	-	9,375
Investment in joint venture	451,871	249,336
Total current assets	480,694	268,982

Total assets	$480,694	$268,982

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$90,816	$23,691
Accounts payable and accrued expenses - related party	91,499	85,671
Convertible notes, net of discount of $561,494 and $313,846, respectively	284,450	73,319
Stock payable	67,500	67,500

Total current liabilities	534,265	250,181

Stockholders' equity (deficit)
Common stock, 500,000,000 shares authorized, $0.001 par value, 25,397,424 and 16,677,339, shares issued and outstanding respectively	25,397	16,677
Additional paid-in capital	2,047,718	1,562,516
Accumulated deficit	(2,126,686)	(1,560,392)
Total stockholders' equity (deficit)	(53,571)	18,801

Total liabilities and stockholders' equity (deficit)	$480,694	$268,982

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Operations

	Year ended December 31, 2017	Year ended December 31, 2016

Revenues	$-	$-

Expense:
General and administrative expenses	158,912	134,353
Total expenses	158,912	134,353

Loss from operations	(158,912)	(134,353)

Other expense:
Interest expense	(252,417)	(71,845)
Loss in equity method investment	(154,965)	(43,164)
Total other expense	(407,382)	(115,009)

Net loss	$(566,294)	$(249,362)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	21,141,883	12,563,806

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Stockholders' Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity (Deficit)

Balance as of December 31, 2015	7,087,828	$7,087	$1,047,798	$(1,311,030)	$(256,145)

Shares issued for cash	9,589,511	9,590	140,410	-	150,000

Beneficial conversion features of convertible debt	-	-	374,308	-	374,308

Net loss	-	-	-	(249,362)	(249,362)

Balance as of December 31, 2016	16,677,339	$16,677	$1,562,516	$(1,560,392)	$18,801

Shares issued for conversion of debt	8,720,085	8,720	52,501	-	61,221

Beneficial conversion features of convertible debt	-	-	432,701	-	432,701

Net loss	-	-	-	(566,294)	(566,294)

Balance as of December 31, 2017	25,397,424	$25,397	$2,047,718	$(2,126,686)	$(53,571)

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Cash Flows

	Year ended December 31, 2017	Year ended December 31, 2016

Operating Activities
Net loss	$(566,294)	$(249,362)
Adjustment to reconcile to net loss to net cash used in operating activities:
Amortization of debt discount	185,053	60,462
Loss in equity method investment	154,965	43,164
Changes in operating assets and liabilities:
Prepaid expense	9,375	(5,208)
Accounts payable and accrued expenses	67,125	(2,994)
Accounts payable and accrued expenses - related party	5,828	35,720
Cash used in operating activities	(143,948)	(118,218)

Investing Activities
Investment in joint venture	(357,500)	(292,500)
Cash used in investing activities	(357,500)	(292,500)

Financing Activities
Proceeds from sale of common stock	-	150,000
Proceeds from convertible notes payable	520,000	270,000
Cash provided by financing activities	520,000	420,000

Net increase in cash	18,552	9,282

Cash, beginning of year	10,271	989

Cash, end of year	$28,823	$10,271

Supplemental disclosure of cash flows information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash Investing and Financing activities:
Beneficial conversion features of convertible debt	$432,701	$374,308
Shares issued on conversion of convertible debt	$61,221	$-

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Notes to the Financial Statements

1.	Nature of operations

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

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At December 31, 2017, the Company had not yet achieved profitable operations, had accumulated losses of $2,126,686 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Equity method accounting for joint venture

As of December 31, 2017, the Company has a 40%  interest in a joint venture with the Partner by way of subscription and shareholders agreement in a third party medical detection device developer, MIDS Medical Limited. The investment in MML is accounted for using the equity method.

Subsequent events

The Company evaluated all events or transactions that occurred after December 31, 2017, up through the date these financial statements were issued for subsequent event disclosure consideration.

Recent accounting standards

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

During the year ended December 31, 2017, the Company's equity share of the net losses in MML was $154,965. The Company's additional investment in MML paid during the year ended December 31, 2017 was $357,500. As of December 31, 2017, the Company had a net investment of $451,871 in MML. The summarized balance sheet of MML as of December 31, 2017 is as follows:

	2017	2016
Current assets
Cash	$179,538	$165,334
Prepaid expenses	6,545	5,813
	186,083	171,147
Intellectual property	1,007,801	992,818
Total assets	$1,193,884	$1,163,965

Current liabilities
Accounts payable - trade	$16,227	$3,523
Accrued liabilities	25,587	18,286
Total current liabilities	41,814	21,809

Equity
Share capital	1,625,000	1,625,000
Other comprehensive income	22,394	(17,433)
Subscription receivable	-	(357,500)
Accumulated deficit	(495,324)	(107,911)
Total equity	1,152,070	1,142,156
Total equity and liabilities	$1,193,884	$1,163,965

The summarized statements of operations for MML for the years ended December 31, 2017 and 2016 is as follows:

	2017	2016

Revenue	$4,158	$-
General and administrative expenses	391,571	107,911
Net loss	$(387,413)	$(107,911)

ZENOSENSE, INC.
Notes to the Financial Statements

5.	Convertible Debt

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

The Company evaluated the notes to have beneficial conversion features with an intrinsic value exceeding the principal balances. The intrinsic value is based upon the difference between the market price of Zenosense's common stock on the date of issuance and the conversion price of $0.007 and $0.07. The total discount is being amortized through interest expense using the interest method over the term of the notes. For the years ended December 31, 2017, the Company recorded amortization of debt discount in the amount of $155,444. In addition, the Company recorded additional beneficial conversion feature related to the 2017 note issuances, mentioned above, in the amount of $432,701. During the year ended December 31, 2017, the Company converted $61,221 of debt into 8,720,085 shares of the Company's common stock at $0.007 per share. The summary of convertible notes payable for the year ended December 31, 2017 is as follows:

Principal balances of the convertible notes	$845,944
Less discount related to beneficial conversion features	(716,938)
Add amortization of debt discount	155,444
Balance at December 31, 2017	$284,450

6.	Common stock

Zenosense's authorized capital consists of 500,000,000 shares of common stock, with par value of $0.001.

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company's common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase instalments were made in August and September.  Each instalment was for 337,500 shares at a purchase price of $67,500 per instalment. The shares when issued are pursuant to an exemption from registration under the federal securities laws. On November 11, 2014, the Company received $67,500 for 337,500 shares of common stock. As of December 31, 2017 and 2016, the shares in connection with the final investment have not been issued.

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

On February 16, 2017, the Company issued 832,000 shares of common stock in exchange for the conversion of $5,824 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the Senior Note reduced to $47,373 plus accrued interest.

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

On November 16, 2017, the Company issued 1,200,000 shares of common stock in exchange for the conversion of $8,400 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $11,436 plus accrued interest.

7.	Commitments

MML Funding Arrangement

The Company's funding of MML was limited to an initial committed aggregate payment of £450,500 (approximately $650,000 at exchange rates prevailing at the time of the MML SSA) for Phase 1, which was subsequently amended from the pound sterling amount into a U.S. dollar amount of $650,000. This funding has been provided to MML in full. In addition, the Company may be required to provide an additional payment of up to £45,000 (approximately $60,700 USD at December 31, 2017 exchange rates) payable within 20 days after the Company receives written notice from MML.

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

On January 31, 2017, the Company entered into an additional amendment to the MML SSA to provide for payments to be made: (a) by March 15, 2017, $130,000; (b) by April 15, 2017, $152,500; and (d) by May 15, 2017, $75,000. MML also obtained the right to draw down all or part of the earliest of any undrawn Phase 1 Payments in advance of the payment due date, with 14 days advance notice to the Company. All other provisions and terms of the MIDS Agreement and the aggregate amount of the Phase 1 Payments, as amended, remain in force.

As of May, 2017, the Company has made payments in an aggregate amount of $650,000 to MML. As of the date of the report, there has been no request for payments under the Contingency.

Sgenia License Agreement

On December 4, 2013, the Company entered into the License Agreement with Sgenia Industrial S.L. and its subsidiaries, Sgenia Soluciones S.L and ZENON Biosystem S.L (collectively, "Sgenia") for the development of an MRSA/SA detection device and cancer detective device and other improvements and variations to the devices (the "Sgenia Products"), to be based on the Sgenia sensory technology. Pursuant to the License Agreement, the Company will have a worldwide exclusive license to manufacture, market and sell the resulting products, subject to certain limitations and a royalty arrangement on a revenue sharing basis for funding the development. The Company entered into amendments (the "Sgenia Amendments") to the License Agreement to modify and extend the Sgenia Products to include a lung cancer product and change the product development schedule and the research funding budget to accommodate the additional lung cancer product as well as the continuation of the development of the MRSA product. Additionally, the development stage objectives and milestones were modified to reflect the current state of development of each of the Sgenia Products.

At this time, the Company is not funding development activities under the License Agreement with Sgenia because certain milestones were not achieved by Sgenia and ZENON.  If Sgenia is able to re-commence development and testing, then the parties to the License Agreement will have to revise the operating budget and then the Company will have to re-commence its funding so as to maintain its rights under the License Agreement. We believe that any future funding will be provided on an advance basis, per month, based on agreed development stages. In return, the Company will maintain the exclusive right to manufacture, formulate, package, market and sell the Sgenia Products world-wide, for a term of years, subject to a limitation on the inclusion of Spain in the territory. All intellectual property developed by Sgenia at any time during the term related to manufacturing, formulating and/or packaging process shall be shared ownership and licensed to the Company on a royalty-free basis. Sgenia will also supply to the Company, at a negotiated price based on quantity, all of the requirements for the integrated circuits on microchips that are necessary for the operation of the Sgenia Products. Sgenia and the Company will also work together to research and develop the Sgenia Products and establish written plans and reviewing committees for the management of the overall development project and commercialization of the Sgenia Products.

The Company's funding of the MRSA product development was limited to an approved budget joinly determined by Sgenia and the Company.  To date, under the License Agreement with Sgenia, the Company advanced $769,787 under the terms of the then approved budgets. Under the current terms of the License Agreement, if development is re-commenced by Sgenia and ZENON, the Company will be required to advance a further amount of approximately EUR 656,000 (approximately $785,800 USD at December 31, 2017 exchange rates), for research and development  subject to a mutually agreed current budget, and subject to Sgenia meeting certain milestones. However, if development is re-commenced, it is expected that the budget will be revised and the funding amounts re-established. The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

At December 31, 2017 and 2016, the Company's deferred tax assets consisted net operating loss carry forwards. As of December 31, 2017 and 2016, the Company has recorded a 100% valuation allowance as management is uncertain that the Company will realize the deferred tax assets.

As of December 31, 2017, the Company had net operating loss carry forward of approximately $2,100,000, which will expire beginning in 2029.

At December 31, 2017, the Company had $446,604 of unrecognized net tax benefits, the large majority of which relates to loss carry forwards for which we have provided a full valuation allowance. The tax years 2015 through 2017 remain open to examination by the major taxing jurisdictions to which we are subject.

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the "2017 Tax Act"), resulting in significant changes from previous tax law.  The 2017 Tax Act reduces the federal corporate income tax rate to a flat rate of 21%, from a graduated rate structure with a top rate of 35%, effective January 1, 2018.  The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of the Company's net deferred tax assets of approximately $276,469, and a corresponding reduction in the valuation allowance.

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

During the year ended December 31, 2017, the Company recorded $62,696 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of December 31, 2017, the Company owes Mr. Gil $91,499.  No additional compensation based on net sales has been earned to date.

10.	Subsequent events

On February 13, 2018, the Company issued 800,000 shares of common stock in exchange for the conversion of $5,600 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $5,836 plus accrued interest.
On March 14, 2018, the Company issued an unsecured convertible note (the "March 14, 2018 Note") in the principal amount of $25,000, to the Noteholder in exchange for a loan of $25,000. The terms and conditions of the March 14, 2018 Note are the same as the May 14, 2017 Note with the exception of a conversion price of $0.45.

On April 12, 2018, the Company entered into an amendment to the April Senior Note originally dated April 20, 2016, the $53,197 May Senior Note originally dated May 17, 2016, and the November Senior Note originally dated November 1, 2016, with the holder thereof, to extend the repayment period until April 11, 2019.  In all other respects the terms of these notes has remained unchanged

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Pursuant to Rule 131-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we carried out an evaluation, with the participation of our management, including the Chief Executive Officer, the sole officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer, who is also our principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act were ineffective as of the end of the period covered by this annual report.

Management's Annual Report on Internal Control over Financial Reporting.

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

Our management, with the participation of the Chief Executive Officer, the sole officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on that evaluation, our management concluded that, as of December 31, 2017, our internal controls over financial reporting were ineffective because: (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) due to the lack of employees, the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2017. Because of our overall limited financial resources, we cannot estimate when we may begin to remediate any of the foregoing deficiencies and the time frame in which they will be remediated if and when begun.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies from such requirement.

Changes in internal controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

 ITEM 9B. OTHER INFORMATION

None

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information about our current Executive Officers and Directors is as follows:

Name	Age	Position
Carlos Jose Gil	49	Chief Executive Officer, Director

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

 During the fiscal year ended December 31, 2017, Mr. Carlos Jose Gil was subject to Section (16)(a) compliance. Mr. Gill has filed the required reports on Forms 3 and 4.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards. We expect to implement a Code of Ethics in the future, when our operations are more involved with the regulatory, manufacturing and marketing processes related to our products.

Corporate Governance; Audit Committee and Other Committees

We are not required to have and we do not have a separately-designated standing Audit Committee nor an Audit Committee Financial Expert. The Company's Board of Directors performs some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors' independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We are not required to have and we do not have any other committees of the board of directors, such as compensation or nomination committees.  The functions of these types of committees are currently carried out by the Board of Directors.

 ITEM 11.  EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the total annual compensation paid or accrued by us to or for the account of the Chief Executive Officer, who is also our Principal Financial Officer ("PFO"), during the past completed fiscal years of 2016 and 2017.

Summary Compensation

Name and Principal Position	Year	Salary	Bonus	Total
Carlos Jose Gil	2017	$62,696	$-0-	$62,696
	2016	$61,124	$-0-	$61,124

On December 5, 2013, the Company has entered into a service agreement with Mr. Carlos Jose Gil, under which it will obtain the services of Mr. Carlos Jose Gil as the Chief Executive Officer of the Company, through his consulting firm, Ksego Engineering S.L. Mr. Gil will be compensated with a monthly base amount of €4,500, and will be provided with additional cash compensation equal to 10% of the net sales generated from the sales of the Company of the products licensed under the License Agreement, based on the same definition of "net sales" in the License Agreement.  The employment arrangement is for a period of one year, which is automatically extended on a month to month basis, unless advance notice is given to not extend the agreement.  Mr. Gil may terminate the agreement on three months' notice and the Company may terminate the agreement on one months' notice.  Mr. Gil will spend a majority of his time on the business affairs of the Company, but there is no specified number of days or hours to be so expended, and Mr. Gil has the right to pursue other business activities directly or through his consulting firm, Ksego Engineering S.L. The agreement contains standard provisions to terminate for cause and disability and reimbursement for expenses.

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

During the year ended December 31, 2017, we paid our sole officer, Mr. Carlos Jose Gil, $62,696 for services during 2017.  During the year ended December 31, 2016, we paid our sole officer, Mr. Carlos Jose Gil, $61,124 for services during 2016.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 13, 2017, for:

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

Name and Address of Beneficial Owner(s)	Amount and Nature of Beneficial Owner(s) (1)	Percentage of Beneficial Ownership (1)
Carlos José Gil, CEO and Director (2)	-0-	-0-
All officers and directors (1 person)	-0-	-0-
Valley Heights, Inc (3)	9, 589,512	36.60%

(1)	This table is based on 26,197,536 shares of common stock issued and outstanding as of the date indicated above.
(2)	Mr. Gil's address is Avda Cortes Valencianas 58, Planta 5, Valencia, Spain.
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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditor, GBH CPAs, PC, for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2017 and December 31, 2016, was $21,500 and $13,250, respectively.

Audit Related Fees.

We incurred $0 and $0 to our auditors for audit related fees during the fiscal years ended December 31, 2017 and 2016, respectively.

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

10.9*	Form Securities Purchase Agreement, dated April 20, 2016. (Incorporated by reference to Exhibit 10.9 of the Form 10-K filed with the Securities and Exchange Commission on May 23, 2016)
10.10*	Form Securities Exchange Agreement, dated May 17, 2016. (Incorporated by reference to Exhibit 10.10 of the Form 10-K filed with the Securities and Exchange Commission on May 23, 2016)
10.11*	Form Convertible Note, issued on April 20, 2016. (Incorporated by reference to Exhibit 10.11 of the Form 10-K filed with the Securities and Exchange Commission on May 23, 2016
10.12*	Form Convertible Note, issued on May 17, 2016. (Incorporated by reference to Exhibit 10.12 of the Form 10-K filed with the Securities and Exchange Commission on May 23, 2016)
10.13**	Form Forbearance Agreement
31.1**	Certification of the Chief Executive Officer and the Principal Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Instance Document**
EX-101.SCH	Taxonomy Extension Schema**
EX-101.CAL	Taxonomy Extension Calculation Linkbase**
EX-101.DEF	Taxonomy Extension Definition Linkbase**
EX-101.LAB	Taxonomy Extension Label Linkbase**
EX-101.PRE	Taxonomy Extension Presentation Linkbase**
*           Previously filed.
**           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the date indicated.

ZENOSENSE, INC.

Date: April 17, 2018	By:	/s/ Carlos Jose Gil
Carlos Jose Gil
Chief Executive Officer, Chief Accounting/Financial Officer, and Sole Director