Form 10-Q
period 2018-03-31
ZENOSENSE, INC.
filed 2018-05-21
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,031,138 common shares issued and outstanding as of May 21, 2018.

ZENOSENSE, INC.

PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of March 31, 2018 and December 31, 2017 and
For the Three Months Ended March 31, 2018 and 2017

TABLE OF CONTENTS

Page
Balance Sheets (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 to F-9

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	March 31, 2018	December 31,2017
Assets

Current assets:
Cash	$26,388	$28,823
Total current assets	26,388	28,823
Investment in equity method joint venture	435,218	451,871

Total assets	$461,606	$480,694

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$108,659	$90,816
Accounts payable and accrued expenses - related party	99,660	91,499
Convertible notes, net of discount of $521,400 and $561,494, respectively	343,944	284,450
Stock payable	67,500	67,500

Total current liabilities	619,763	534,265

Commitments and contingencies

Stockholders' deficit:
Common stock, 500,000,000 shares authorized, $0.001 par value, 26,197,424 and 25,397,424 shares issued and outstanding, respectively	26,197	25,397
Additional paid-in capital	2,053,907	2,047,718
Other comprehensive income – equity method investee	11,574	-
Accumulated deficit	(2,249,835)	(2,126,686)
Total stockholders' deficit	(158,157)	(53,571)
Total liabilities and stockholders' deficit	$461,606	$480,694

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Operations
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Revenues	$-	$-

Expense
General and administrative expenses	33,462	36,949
Total expenses	33,462	36,949

Loss from operations	(33,462)	(36,949)

Other expense
Interest expense	(61,460)	(62,328)
Loss in equity method investment	(28,227)	(33,659)
Total other expense	(89,687)	(95,987)

Net loss	$(123,149)	$(132,936)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	25,877,424	17,673,872

See accompanying notes to the financial statements.

ZENOSENSE, INC.
Statements of Cash Flows
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017

Operating Activities
Net loss	$(123,149)	$(132,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	41,483	51,976
Loss in equity method investment	28,227	33,659
Changes in operating assets and liabilities:
Prepaid expense	-	3,126
Accounts payable and accrued liabilities	17,843	5,312
Accounts payable and accrued liabilities - related party	8,161	53
Cash used in operating activities	(27,435)	(38,810)

Investing activities
Investment in joint venture	-	(130,000)
Cash used in investing activities	-	(130,000)

Financing activities
Proceeds from convertible notes payable	25,000	160,000
Cash provided by financing activities	25,000	160,000

Net decrease in cash	(2,435)	(8,810)

Cash, beginning of period	28,823	10,271

Cash, end of period	$26,388	$1,461

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Beneficial conversion feature of convertible notes	$1,389	$160,000
Conversion of convertible debt to common stock	$5,600	$11,624

See accompanying notes to the financial statements.

ZENOSENSE, INC.
   Notes to the Financial Statements
(Unaudited)

1.	Nature of operations

Zenosense, Inc. (the "Company") was incorporated under the laws of the State of Nevada on August 11, 2008.

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

MML is advancing its proof of principle, and it believes that MML has demonstrated that the MIDS technology is able to detect and measure several types of commercially available paramagnetic assay beads believed to be used in troponin tests. Initial data suggests that the limit of detection may be suitable for a high sensitivity troponin assay. MML is continuing its investigations to further develop the electronics and microfluidics to further improve the detection levels at this proof of principle stage, prior to moving into a Phase 2 development to embody a live assay on a test strip.

2.	Going concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At March 31, 2018, the Company had not yet achieved profitable operations, had accumulated losses of $2,249,835 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings, and advances in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for the next fiscal year.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

3.	Summary of significant accounting policies

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP"). In our opinion, the accompanying unaudited interim financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary to present fairly our financial position, results of operations and cash flows. The balance sheet at December 31, 2017, has been derived from audited financial statements of the Company as of that date. The interim unaudited results of operations are not necessarily indicative of the results that may occur for the full fiscal year. Certain information and footnote disclosure normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to instructions, rules and regulations prescribed by the SEC. We believe that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited interim consolidated financial statements are read in conjunction with the audited financial statements and notes previously included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

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

Loss per common share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. For the three months ended March 31, 2018 and 2017, potentially dilutive securities included notes convertible to 22,572,556 and 26,363,000 common shares, respectively.

Equity method accounting for joint venture

As of March 31, 2018 and December 31, 2017, the Company had a 40% interest in a joint venture with the Partner by way of subscription and shareholders agreement in a third party medical detection device developer, MIDS Medical Limited. The investment in MML is accounted for using the equity method.

Subsequent events

The Company evaluated all events or transactions that occurred after March 31, 2018 through the date these financial statements were issued for subsequent event disclosure consideration.

Recent accounting standards

The Company does not believe that any new accounting pronouncements that have been issued would have a material impact on its financial position or results of operations.

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

For the three months ended March 31, 2018, the Company's equity share of the net losses in MML was $28,227.  As of March 31, 2018, the Company had a net investment of $435,218 in MML. The summarized balance sheet of MML as of March 31, 2018 is as follows:

Current assets:
Cash	$79,236
Prepaid expenses	11,104
Total current assets	90,340
Intellectual property	1,013,657
Total assets	$1,103,997

Current liabilities:
Accounts payable - trade	$12,359
Accrued liabilities	3,592
Total current liabilities	15,951

Equity:
Share capital	1,625,000
Other comprehensive income	28,934
Accumulated deficit	(565,888)
Total equity	1,088,046
Total equity and liabilities	$1,103,997

The summarized statement of operations for MML for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenue	$–	$-
General and administrative expenses	70,564	84,148
Net loss	$(70,564)	$(84,148)

5.	Convertible Debt

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

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

On April 4, 2017, the Company was notified that the Junior Holder had sold and assigned an aggregate amount of $22,300 of the $42,000 Junior Note to a new investor (the "Junior Holder 2").  The Company therefore cancelled the Junior Note, and issued a new note in the principal amount of $22,300 to the Junior Holder 2 (the " Junior Note 2") and a new note in the principal amount of $14,712, which included accrued interest and a reducing adjustment for a prior conversion by the Junior Note Holder of $5,800 of the principal amount,  to the Junior  Holder.

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

On September 12, 2017, the Company was notified that the Junior Holder 2 had sold and assigned the entire principal amount of $16,500 of the Junior Note 2 (the Junior Note 2 principal amount adjusted for a prior conversion of $5,800 of the principal amount), plus accrued interest of $42 to a new investor, (the "Junior  Holder 3"), effective April 24, 2017.  The Company therefore cancelled the Junior Note 2, and issued a new note in the principal amount of $16,542 to the Junior Holder 3 (the "Junior Note 3").

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

On April 12, 2018, the Company entered into an amendment to the April Senior Note originally dated April 20, 2016, the $53,197 May Senior Note originally dated May 17, 2016, and the November Senior Note originally dated November 1, 2016, with the holder thereof, to extend the repayment period until April 11, 2019.  In all other respects the terms of these notes has remained unchanged.

On May 2, 2018 the Company was notified that the Junior Holder 2 had sold and assigned the entire remaining principal amount of $14,712 of the Junior Note 2 plus $777 of accrued interest to a new investor (the "Junior Note Holder 4"), effective April 25, 2018.  The Company therefore cancelled the Junior Note 2, and issued a new note in the principal amount of $15,489 (the "Junior Note 4").  The terms of the Junior Note 4 are essentially the same as the Junior Note 2 with the exception of a revised maturity date of November 16, 2018.

On May 10, 2018, the Company was notified that the Junior Holder 3 had sold and assigned the entire principal amount of $8,862 of the Junior Note 3 (the original principal amount adjusted for a prior conversion of the Junior Note 3 of $7,680 of the principal amount) plus $424 of accrued interest, to a new investor (the " Junior Note Holder 5"), effective April 9, 2018.  The Company therefore cancelled the Junior Note 3, and issued a new note in the principal amount of $9,286 (the "Junior Note 5").  The terms of the Junior Note 5 are essentially the same as the Junior Note with the exception of a revised maturity date of August 16, 2018.

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

The Company evaluated the notes to have beneficial conversion features with an intrinsic value exceeding the principal balances. The intrinsic value is based upon the difference between the market price of the Company's common stock on the date of issuance and the conversion price of $0.007 and $0.07. The total discount is being amortized through interest expense using the interest method over the term of the notes. For the three months ended March 31, 2018, the Company recorded amortization of debt discount in the amount of $41,483. In addition, the Company recorded additional beneficial conversion feature related to the 2018 note issuances, mentioned above, in the amount of $1,389. During the three months ended March 31, 2018, the Company issued 800,000 common shares for conversion of $5,600 debt at $0.007 per share. The summary of convertible notes payable activities for the three months ended March 31, 2018 is as follows:

Balance at December 31, 2017	$284,450
Principal of note issued during the three months ended March 31, 2018	25,000
Less conversion of note	(5,600)
Less discount related to beneficial conversion features	(1,389)
Add amortization of debt discount	41,483
Balance at March 31, 2018	$343,944

6.	Common stock

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

On February 13, 2018, the Company issued 800,000 shares of common stock for the conversion of $5,600 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $5,836 plus accrued interest.

7.	Commitments

MML Funding Arrangement

The Company's funding of MML was limited to an initial committed aggregate payment of £450,500 (approximately $650,000 at exchange rates prevailing at the time of the MML SSA) for Phase 1, which was subsequently amended from the pound sterling amount into a U.S. dollar amount of $650,000. This funding has been provided to MML in full. In addition, the Company may be required to provide an additional payment of up to £45,000 (approximately $63,000 at March 31, 2018 exchange rate) payable within 20 days after the Company receives written notice from MML. As of the date of the report, the Company has not received a request for this payment.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

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

The Company's funding of the MRSA product development was limited to an approved budget joinly determined by Sgenia and the Company.  To date, under the License Agreement with Sgenia, the Company advanced $769,787 under the terms of the then approved budgets. Under the current terms of the License Agreement, if development is re-commenced by Sgenia and ZENON, the Company will be required to advance a further amount of approximately EUR 656,000 (approximately $921,000 at March 31, 2018 exchange rates), for research and development  subject to a mutually agreed current budget, and subject to Sgenia meeting certain milestones. However, if development is re-commenced, it is expected that the budget will be revised and the funding amounts re-established. The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

The Company has the option to fund the development of future proposed products based on the Sgenia intellectual property, and if funded, the Company will obtain the right to manufacture, market and sell the resulting devices.

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

During the three months ended March 31, 2018, the Company recorded $19,500 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of March 31, 2018, the Company owes Mr. Gil $99,660.  No additional compensation based on net sales has been earned to date.

9.	Subsequent events

On April 4, 2018, the Company issued 833,714 common shares for conversion of $5,836 principal of $53,197 May Senior Note.

On April 12, 2018, the Company entered into an amendment to certain notes. See Note 5.

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

As used in this quarterly report, the terms "we," "us," "our," "our company" and "Zenosense" mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries and have a 40% interest in MIDS Medical Ltd ("MML").

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

MML is advancing its proof of principle, and it believes that MML has demonstrated that the MIDS technology is able to detect and measure several types of commercially available paramagnetic assay beads believed to be used in troponin tests. Initial data suggests that the limit of detection may be suitable for a high sensitivity troponin assay. MML is continuing its investigations to further develop the electronics and microfluidics to further improve the detection levels at this proof of principle stage, prior to moving into a Phase 2 development to embody a live assay on a test strip.

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

As a result of the our participation in MML, our primary focus since June 2016 has been the funding and co-development of the MIDS technology platform to develop a hand held device, MIDS Cardiac™, to be used at the POC for the early detection of low levels of certain cardiac biomarkers, using high sensitivity cardiac assays for the diagnosis of AMI. Utilizing a magnetic nanoparticle detection technology ("MIDS"), the intention is to deliver a test platform that can produce laboratory accuracy standard results or better in a handheld device in less than eight minutes. The technology platform is already protected by two patent grants and several patent applications now in the national phase in key geographic areas. We believe that the initial cardiac device, if successful, would target a global market for cardiac biomarker testing predicted to reach $7.2 billion by 2018 . We further believe that the test platform is also expected be applicable to a multiplicity of immunoassay tests representing a potential overall market opportunity estimated to be worth $23.7 billion per annum worldwide by 2019.

The MML SSA, as amended on September 28, 2016, December 6, 2017 and January 31, 2017 (the "Amendments") provides for a series of payments ("Phase 1 Payments") in an aggregate amount of $650,000, which was paid in full, and also provides for a contingency funding (the "Contingency") to be available after March 31, 2017 in an aggregate amount of up to £45,000 (approximately $63,000) to be paid by us within 20 days of receiving a written notice from MML.

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

At March 31, 2018, we had a working capital deficit of $593,375. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

Assuming that we are able to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve month period following funding in connection with the development of our Products, principally being those based on the MIDS technology: (1) we will have to fund our obligations under the terms of the MML SSA as amended in a minimum total additional amount of £45,000 if the Contingency is requested, (2) we will have to fund the future development expenses of Sgenia in the approximate amount of €683,000, (3) payment of compensation to our officers, employees, and consultants of approximately $100,000, (4) legal, audit and reporting expenses of approximately $50,000, and (5) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, our total assets were $461,606 and $480,694, respectively, and our total current liabilities were $619,763 and $534,265, respectively.  As of March 31, 2018, we had a working capital of $593,375.  Our financial statements report a net loss of $123,149 and $132,936 for the three months ended March 31, 2018 and 2017, respectively.

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
On March 14, 2018, we issued an unsecured convertible note in the principal amount of $25,000, to the Noteholder in exchange for a loan of $25,000.

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

Cash Flows	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net cash used in operating activities	$(27,435)	$(38,810)
Net cash used in investing activities	$-	$(130,000)
Net cash provided by financing activities	$25,000	$160,000
Cash decrease during the period	$(2,435)	$(8,810)

We had cash of $26,388 as of March 31, 2018. We had a working capital deficit of $593,375 as of March 31, 2018, compared to working capital deficit of $505,442 as of December 31, 2017.

We used cash in operations of $27,435 and $38,810 during the three months ended March 31, 2018 and 2017, respectively, principally for our corporate obligations and SEC reporting.

For the three months ended March 31, 2018 and 2017, we used cash in investing activities of $0 and $130,000, respectively, due to the joint venture agreement with MIDS Medical Ltd.

During the three months ended March 31, 2018 and 2017, we received cash proceeds from loans in the amount of $25,000 and $160,000, respectively.

Results of Operations

The following discussion of the results of operations and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2017, which are included in our Form 10-K filed on April 17, 2018.

Three Months Ended March 31, 2018 and 2017

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 and 2017 are outlined in the table below:

	Three Months Ended
	March 31,
	2018	2017
General and administrative expenses	$33,462	$36,949

General and administrative expenses have decreased as a result of decreased consulting services and legal fees.

Other Expenses

For the three months ended March 31, 2018, interest expense was $61,460 compared to interest expense of $62,328 in the three months ended March 31, 2017.

During the three months ended March 31, 2018 and 2017, loss in equity investment was $28,227 and $33,659, respectively. The decrease in the loss is related to a decrease in MML's general and administrative expenses.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Limited Operating History: Need for Additional Capital

Based on our current operating plan, we will not generate revenue that is sufficient to cover our expenses for at least the next twelve  months.  In addition, we do not have sufficient cash and cash equivalents to execute our operations for at least the next twelve months.  We will need to obtain additional financing to operate our business for the next twelve months.  We expect to raise the capital necessary to fund our company through advances or a private placement and public offering of our common stock.  Additional financing, whether through public or private equity or debt financing, arrangements with stockholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us.

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

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

 ITEM 4   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of March 31, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2018, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

 ITEM 1   LEGAL PROCEEDINGS

None.

 ITEM 1A RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's annual report on Form 10-K, which was filed with the Securities and Exchange Commission on April 17, 2018.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

ZENOSENSE, INC.

Date: May 21, 2018	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)