Form 10-Q
period 2018-06-30
ZENOSENSE, INC.
filed 2018-08-20
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,068,136 common shares issued and outstanding as of August 17, 2018.

ZENOSENSE, INC.

PART I - FINANCIAL INFORMATION

ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of June 30, 2018 and December 31, 2017 and
For the Three and Six Months Ended June 30, 2018 and 2017

TABLE OF CONTENTS

Page
Balance Sheets (Unaudited)	F-1

Statements of Operations and comprehensive loss (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 to F-10

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$50,930	$28,823
Prepaid expense	12,000	-
Total current assets	62,930	28,823
Investment in equity method joint venture	415,146	451,871
Total assets	$478,076	$480,694

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expense	$134,842	$90,816
Accounts payable and accrued expense – related party	117,660	91,499
Convertible notes, net of discount of $501,944 and $561,494, respectively	399,782	284,450
Stock payable	67,500	67,500
Total current liabilities	719,784	534,265

Commitments and Contingencies

Stockholders' equity:
Common stock 500,000,000 shares authorized, $0.001 par value issued and outstanding 29,719,250 and 25,397,424 shares, respectively	29,719	25,397
Additional paid-in capital	2,092,057	2,047,718
Other comprehensive income – equity method investment	9,215	-
Accumulated deficit	(2,372,699)	(2,126,686)
Total stockholders' equity	(241,708)	(53,571)
Total liabilities and stockholders' equity	$478,076	$480,694

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations and comprehensive loss
For the Three and Six Months Ended June 30, 2018 and 2017
 (Unaudited)

	Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six Months ended June 30, 2018	Six Months ended June 30, 2017

Revenues	$-	$-	$-	$-

Expenses:
General and administrative expense	47,926	52,891	81,388	89,840
Total expenses	47,926	52,891	81,388	89,840

Loss from operations	(47,926)	(52,891)	(81,388)	(89,840)

Other income/(expense):
Interest expense	(57,225)	(62,159)	(118,685)	(124,487)
Loss in equity method investment	(17,713)	(45,478)	(45,940)	(79,137)
Total other expense	(74,938)	(107,637)	(164,625)	(203,624)

Net loss	$(122,864)	$(160,528)	$(246,013)	$(293,464)

Comprehensive loss
Net loss	$(122,864)	$(160,528)	$(246,013)	$(293,464)
Other comprehensive income – gain (loss) on foreign currency translation	(2,359)	-	9,215	-
Total comprehensive loss	$(125,223)	$(160,528)	$(236,798)	$(293,464)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	27,801,807	20,299,827	26,844,931	18,994,103

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
 Statements of Cash Flows
For the Six Months Ended June 30, 2018 and 2017

	June 30, 2018	June 30, 2017

Operating Activities
Net loss	$(246,013)	$(293,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	77,959	96,508
Loss in equity method investment	45,940	79,137
Changes in operating assets and liabilities:
Prepaid expense	(12,000)	6,252
Accounts payable and accrued expense	44,026	25,540
Accounts payable and accrued expense – related party	27,195	(5,172)
Cash used in operating activities	(62,893)	(91,199)

Investing activities
Investment in joint venture	-	(357,500)
Cash used in investing activities	-	(357,500)

Financing activities
Proceeds from convertible note payable	85,000	470,000
Cash provided by financing activities	85,000	470,000

Net increase in cash	22,107	21,301

Cash, beginning of period	28,823	10,271

Cash, end of period	$50,930	$31,572

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Beneficial conversion feature	$18,409	$424,875
Shares issued for conversion of debt	$30,252	$30,261
Reclassifying from accrued interest to principal on convertible notes	$1,034	$-

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

Following an extensive revision to the MIDS core Hall effect sensor electronics during the first half of 2018, MML reported, in June, 2018, that testing had confirmed and had materially improved upon the testing results announced in late 2017, with a near doubling of sensitivity of detection. MML informed the Company that two brands of commercially available paramagnetic assay beads were tested: GE Sera-Mag™ (3μm) and Thermo Fisher Scientific M-270 Dynabeads® (2.8 μm), both of which are thought suitable for a HS troponin assay and have similar paramagnetic characteristics. MML also stated that the MIDS level of detail of both these brands was seen on a reliable, repeatable basis at around 50,000 beads, with good signal linearity (required for accurate assay quantitation) at higher numbers. This number of beads detected at the level of detail is, according to MML, well within the range advised by MML's assay consultants as suitable for a HS troponin assay.

2.	Going concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At June 30,2018, the Company had not yet achieved profitable operations, had accumulated losses of $2,372,699 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance of these financial statements.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The Company expects to continue to incur substantial losses as it executes its business plan and does not expect to attain profitability in the near future.  Since its inception, the Company has funded operations through short-term borrowings, and advances in order to meet its strategic objectives. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for the next fiscal year.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favourable to the Company.

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

Loss per common share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. For the six months ended June 30, 2018 and 2017, potentially dilutive securities included notes convertible to 19,398,556 and 27,539,886 common shares, respectively.

Equity method accounting for joint venture

As of June 30, 2018 and December 31, 2017, the Company had a 40% interest in a joint venture with the Partner by way of subscription and shareholders agreement in a third party medical detection device developer, MIDS Medical Limited. The investment in MML is accounted for using the equity method.

Subsequent events

The Company evaluated all events or transactions that occurred after June 30, 2018 through the date these financial statements were issued for subsequent event disclosure consideration.

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

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

For the six months ended June 30, 2018, the Company's equity share of the net losses in MML was $45,940.  As of June 30, 2018, the Company had a net investment of $415,146 in MML. The summarized balance sheet of MML as of June 30, 2018 is as follows:

Current assets:
Cash	$37,833
Prepaid expenses	6,272
Total current assets	44,105
Intellectual property	1,011,320
Total assets	$1,055,425

Current liabilities:
Accounts payable - trade	$13,483
Accrued liabilities	4,077
Total current liabilities	17,560

Equity:
Share capital	1,625,000
Other comprehensive income	23,039
Accumulated deficit	(610,174)
Total equity	1,037,865
Total equity and liabilities	$1,055,425

The summarized statements of operations for MML for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenue	$–	$-
General and administrative expenses	114,850	197,842
Net loss	$(114,850)	$(197,842)

5.	Convertible Debt

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

On November 1, 2016, after notice from the Noteholder, the Company reissued the $62,547 May Senior Note in two notes: (a) the Junior Note in an amount of $42,000 and (b) the balance of the $62,547 May Senior Note, this being $21,968 to include interest due through November 1, 2016 (the "November $21,968 Senior Note"). The Junior Note contains terms reflecting the Assignment Agreement stipulations of subordination and VWAP conversion otherwise the two notes carry forward the same terms of the May Senior Note.

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

On May 14, 2017, the Company issued an unsecured convertible note (the "May 14, 2017 Note") in the principal amount of $50,000, to the Noteholder in exchange for a loan of $50,000 for general working capital. The terms and conditions of the  May 14, 2017 Note are essentially the same as the New Loans (as defined below) with the exception of a fixed conversion price of $0.40 and no option to provide further loans granted.

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

On November 8, 2017, the Company issued an unsecured convertible note (the "November 8, 2017 Note") in the principal amount of $50,000, to the Noteholder in exchange for a loan of $50,000 for general working capital. The terms and conditions of the November 8, 2017 Note are the same as the May 14, 2017 Note with the exception of a fixed conversion price of $0.23.

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)
On March 14, 2018, the Company issued an unsecured convertible note (the "March 14, 2018 Note") in the principal amount of $25,000, to the Noteholder in exchange for a loan of $25,000. The terms and conditions of the March 14, 2018 Note are the same as the May 14, 2017 Note with the exception of a fixed conversion price of $0.45.

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

On June 22, 2018, the Company issued an unsecured convertible note (the "June 2018 Note") in the principal amount of $60,000, to the Noteholder in exchange for a loan of $60,000. The terms and conditions of the June 22, 2018 Note are the same as the May 14, 2017 Note with the exception of a fixed conversion price of $0.30.

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

The Company evaluated the notes to have beneficial conversion features with an intrinsic value exceeding the principal balances. The intrinsic value is based upon the difference between the market price of the Company's common stock on the date of issuance and the conversion price of $0.007 and $0.07. The total discount is being amortized through interest expense using the interest method over the term of the notes. For the six months ended June 30, 2018, the Company recorded amortization of debt discount in the amount of $77,959. In addition, the Company recorded additional beneficial conversion feature related to the 2018 note issuances, mentioned above, in the amount of $18,409. During the six months ended June 30, 2018, the Company issued 4,321,714 common shares for conversion of $30,252 debt at $0.007 per share. The summary of convertible notes payable activities for the six months ended June 30, 2018 is as follows:

Balance at December 31, 2017	$284,450
Principal of notes issued during the six months ended June 30, 2018	85,000
Add accrued interest reclassified to principal	1,034
Less conversion of note	(30,252)
Less discount related to beneficial conversion features	(18,409)
Add amortization of debt discount	77,959
Balance at June 30, 2018	$399,782

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

6.	Common stock

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company's common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase instalments were made in August and September.  Each instalment was for 337,500 shares at a purchase price of $67,500 per instalment. The shares when issued are pursuant to an exemption from registration under the federal securities laws. On November 11, 2014, the Company received $67,500 for 337,500 shares of common stock. As of June 30, 2018 and December 31, 2017, the shares in connection with the final investment have not been issued.

On February 13, 2018, the Company issued 800,000 shares of common stock for the conversion of $5,600 of the principal amount due under the $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $5,836 plus accrued interest.

On April 4, 2018, the Company issued 833,714 common shares for conversion of $5,836 principal of $53,197 May Senior Note. Consequently, the principal amount owing on the $53,197 May Senior Note reduced to $0 plus accrued interest.

On May 28, 2018, the Company issued 1,348,000 common shares for conversion of $9,436 principal of the Junior Note 4. Consequently, the principal amount owing on the Junior Note 4 reduced to $6,053 plus accrued interest.

On June 11, 2018, the Company issued 1,340,000 common shares for conversion of $9,380 principal of the November $21,968 Senior Note. Consequently, the principal amount owing on the November $21,968 Senior Note reduced to $12,588 plus accrued interest.

7.	Commitments

MML Funding Arrangement

The Company's funding of MML was limited to an initial committed aggregate payment of £450,500 (approximately $650,000 at exchange rates prevailing at the time of the MML SSA) for Phase 1, which was subsequently amended from the pound sterling amount into a U.S. dollar amount of $650,000. This funding has been provided to MML in full. In addition, the Company may be required to provide an additional payment of up to £45,000 (approximately $59,000 at June 30, 2018 exchange rate) payable within 20 days after the Company receives written notice from MML. As of the date of the report, the Company has not received a request for this payment.

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

The Company's funding of the MRSA product development was limited to an approved budget joinly determined by Sgenia and the Company.  To date, under the License Agreement with Sgenia, the Company advanced $769,787 under the terms of the then approved budgets. Under the current terms of the License Agreement, if development is re-commenced by Sgenia and ZENON, the Company will be required to advance a further amount of approximately EUR 656,000 (approximately $764,095 at June 30, 2018 exchange rates), for research and development  subject to a mutually agreed current budget, and subject to Sgenia meeting certain milestones. However, if development is re-commenced, it is expected that the budget will be revised and the funding amounts re-established. The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

During the six months ended June 30, 2018, the Company recorded $37,500 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of June 30, 2018, the Company owes Mr. Gil $117,660.  No additional compensation based on net sales has been earned to date.

9.	Subsequent events

On August 13, 2018, the Company issued 1,265,994 common shares for conversion of $8,861 principal of the Junior Note 5. Consequently, the principal amount owing on the Junior Note 5 reduced to $424 plus $157 accrued interest which was then converted into 82,892 common shares on August 16, 2018, reducing the amount owing to $0.

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

As used in this quarterly report, the terms "we," "us," "our," "our company" and "Zenosense" mean Zenosense, Inc., unless otherwise indicated.  We have no subsidiaries and have a 40% equity interest in MIDS Medical Ltd ("MML").

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

Following an extensive revision to the MIDS core Hall effect sensor electronics during the first half of 2018, MML reported, in June, 2018, that testing had confirmed and had materially improved upon the testing results announced in late 2017, with a near doubling of sensitivity of detection. MML informed the Company that two brands of commercially available paramagnetic assay beads were tested: GE Sera-Mag™ (3μm) and Thermo Fisher Scientific M-270 Dynabeads® (2.8 μm), both of which are thought suitable for a HS troponin assay and have similar paramagnetic characteristics. MML also stated that the MIDS level of detail of both these brands was seen on a reliable, repeatable basis at around 50,000 beads, with good signal linearity (required for accurate assay quantitation) at higher numbers. This number of beads detected at the level of detail is, according to MML, well within the range advised by MML's assay consultants as suitable for a HS troponin assay.

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

As a result of the our participation in MML, our primary focus since June 2016 has been the funding and co-development of the MIDS technology platform to develop a hand held device, MIDS Cardiac™, to be used at the POC for the early detection of low levels of certain cardiac biomarkers, using high sensitivity cardiac assays for the diagnosis of AMI. Utilizing a magnetic nanoparticle detection technology ("MIDS"), the intention is to deliver a test platform that can produce laboratory accuracy standard results or better in a handheld device in less than eight minutes. The technology platform is already protected by two patent grants and several patent applications now in the national phase in key geographic areas. We believe that the initial cardiac device, if successful, would target a global market for cardiac biomarker testing predicted to reach $7.2 billion by 2018. We further believe that the test platform is also expected be applicable to a multiplicity of immunoassay tests representing a potential overall market opportunity estimated to be worth $23.7 billion per annum worldwide by 2019.

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

At June 30, 2018, we had a working capital deficit of $656,854. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

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

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, our total assets were $478,076 and $480,694, respectively, and our total current liabilities were $719,784 and $534,265, respectively.  As of June 30, 2018, we had a working capital of $656,854.  Our financial statements report a net loss of $246,013 and $293,464 for the six months ended June 30, 2018 and 2017, respectively.

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

On June 22, 2018, the Company issued an unsecured convertible note (the "June 2018 Note") in the principal amount of $60,000, to the Noteholder in exchange for a loan of $60,000. The terms and conditions of the June 22, 2018 Note are the same as the May 14, 2017 Note with the exception of a fixed conversion price of $0.30.
Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

Cash Flows	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net cash used in operating activities	$(62,893)	$(91,199)
Net cash used in investing activities	$-	$(357,500)
Net cash provided by financing activities	$85,000	$470,000
Cash increase during the period	$22,107	$(21,301)

We had cash of $50,930 as of June 30, 2018. We had a working capital deficit of $654,253 as of June 30, 2018, compared to working capital deficit of $505,442 as of December 31, 2017.

We used cash in operations of $62,893 and $91,199 during the six months ended June 30, 2018 and 2017, respectively, principally for our corporate obligations and SEC reporting.

For the six months ended June 30, 2018 and 2017, we used cash in investing activities of $0 and $357,500, respectively, due to the joint venture agreement with MIDS Medical Ltd.

During the six months ended June 30, 2018 and 2017, we received cash proceeds from loans in the amount of $85,000 and $470,000, respectively.

Results of Operations

The following discussion of the results of operations and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2017, which are included in our Form 10-K filed on April 17, 2018.

Three Months Ended June 30, 2018 and 2017

Operating Expenses

Our operating expenses for the three months ended June 30, 2018 and 2017 are outlined in the table below:

	Three Months Ended
	June 30,
	2018	2017
General and administrative expenses	$47,926	$52,891

General and administrative expenses have decreased as a result of decreased consulting services and legal fees.

Other Expenses

For the three months ended June 30, 2018, interest expense was $57,225 compared to interest expense of $62,159 in the three months ended June 30, 2017. Decrease is due to less interest expense as some notes were fully converted during the current period.

During the three months ended June 30, 2018 and 2017, loss in equity investment was $17,713 and $45,478, respectively.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Six Months Ended June 30, 2018 and 2017

Operating Expenses

Our operating expenses for the six months ended June 30, 2018 and 2017 are outlined in the table below:

	Six Months Ended
	June 30
	2018	2017
General and administrative expenses	$81,388	$89,840

General and administrative expenses have increased as a result of increased consulting services and an increase in our legal and accounting fees.

Other Expenses

For the six months ended June 30, 2018, interest expense was $118,685 compared to interest expense of $124,487 in the six months ended June 30, 2017. The decrease is related to interest expense due to some notes were fully converted during the current period.

During the six months ended June 30, 2018 and 2017, loss in equity investment was $45,940 and $79,137 respectively. The decrease in the loss is related to an decrease in MML's general and administrative expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of June 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2018, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ZENOSENSE, INC.

Date: August 20, 2018	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)