Form 10-Q
period 2018-09-30
ZENOSENSE, INC.
filed 2018-11-14
CIK 1458581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2018

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes [X]       No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company, or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,068,136 common shares issued and outstanding as of November 12, 2018.

ZENOSENSE, INC.

PART I - FINANCIAL INFORMATION

ZENOSENSE, INC.

FINANCIAL STATEMENTS

As of September 30, 2018 and December 31, 2017 and
For the Three and Nine Months Ended September 30, 2018 and 2017

TABLE OF CONTENTS

Page
Balance Sheets (Unaudited)	F-1

Statements of Operations (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to Financial Statements (Unaudited)	F-4 to F-10

ZENOSENSE, INC.
Balance Sheets
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$7,728	$28,823
Prepaid expense	9,000	-
Total current assets	16,728	28,823
Investment in equity method joint venture	395,899	451,871
Total assets	$412,627	$480,694

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expense	$154,447	$90,816
Accounts payable and accrued expense – related party	108,496	91,499
Convertible notes, net of discount of $467,624 and $561,494, respectively	425,240	284,450
Stock payable	67,500	67,500
Total current liabilities	755,683	534,265

Total liabilities	755,683	534,265

Commitments and Contingencies

Stockholders' Deficit:
Common stock, 500,000,000 shares authorized, $0.001 par value issued and outstanding 31,068,136 and 25,397,424 shares, respectively	31,068	25,397
Additional paid-in capital	2,100,150	2,047,718
Other comprehensive income – gain on foreign currency translation	9,215	-
Accumulated deficit	(2,483,489)	(2,126,686)
Total stockholders' deficit	(343,056)	(53,571)
Total liabilities and stockholders' deficit	$412,627	$480,694

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2018 and 2017
 (Unaudited)

	Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine Months ended September 30, 2018	Nine Months ended September 30, 2017

Revenues	$-	$-	$-	$-

Expense
General and administrative expense	35,155	36,429	116,543	126,269
Total expenses	35,155	36,429	116,543	126,269

Loss from operations	(35,155)	(36,429)	(116,543)	(126,269)

Other income/(expense)
Interest expense	(56,388)	(65,724)	(175,073)	(190,211)
Loss in equity method investment	(19,247)	(42,148)	(65,187)	(121,285)
Total other expense	(75,635)	(107,872)	(240,260)	(311,496)

Net loss	$(110,790)	$(144,301)	$(356,803)	$(437,765)

Comprehensive loss
Net loss	$(110,790)	$(144,301)	$(356,803)	$(437,765)
Other comprehensive income – gain on foreign currency translation	-	-	9,215	-
Total comprehensive loss	$(110,790)	$(144,301)	$(347,588)	$(437,765)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	30,393,581	21,980,124	28,040,813	19,996,792

See accompanying notes to these unaudited financial statements.

ZENOSENSE, INC.
 Statements of Cash Flows
For the Nine Months Ended September 30, 2018 and 2017

	September 30, 2018	September 30, 2017

Operating Activities
Net loss	$(356,803)	$(437,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	112,279	142,635
Loss in equity method investment	65,187	121,285
Changes in operating assets and liabilities:
Prepaid expense	(9,000)	9,375
Accounts payable and accrued expense	65,245	49,885
Accounts payable and accrued expense – related party	16,997	128
Cash used in operating activities	(106,095)	(114,457)

Investing activities
Investment in joint venture	-	(357,500)
Cash used in investing activities	-	(357,500)

Financing activities
Proceeds from convertible note payable	85,000	470,000
Cash provided by financing activities	85,000	470,000

Net decrease in cash	(21,095)	(1,957)

Cash, beginning of period	28,823	10,271

Cash, end of period	$7,728	$8,314

Supplemental disclosure of cash flow information
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Noncash investing and financing activities:
Discount on convertible notes related to beneficial conversion feature	$18,409	$424,875
Reclassifying accrued interest to principal on convertible notes	$1,614	$-
Shares issued for conversion of debt	$39,694	$44,491

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

On August 31, 2018, the Company and MML entered into an agreement with an investor for the funding of MML of up to US$1,200,000 in exchange for up to 10.31% equity ownership in MML. The Company's ownership of MML may be diluted based on the amount of the investor funds.

2.	Going concern

The financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for 12 months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At September 30, 2018, the Company had not yet achieved profitable operations, had accumulated losses of $2,483,489 since its inception and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company's ability to continue as a going concern for the twelve months following the issuance of these financial statements.  The Company's ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Loss per common share

Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all dilutive potential common shares is anti-dilutive. For the nine months ended September 30, 2018 and 2017, potentially dilutive securities included notes convertible to 18,132,556 and 31,436,571 common shares, respectively.

Equity method accounting for joint venture

As of September 30, 2018 and December 31, 2017, the Company had a 40% interest in a joint venture with the Partner by way of subscription and shareholders agreement in a third party medical detection device developer, MIDS Medical Limited. The investment in MML is accounted for using the equity method.

Subsequent events

The Company evaluated all events or transactions that occurred after September 30, 2018 through the date these financial statements were issued for subsequent event disclosure consideration.

Recent accounting standards

In February 2016, the FASB issued ASU 2016-02, a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company will be required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company has evaluated the adoption of the standard and, due to there being only one operating lease currently in place, there will be minimal impact of the standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement". The amendments in this update are to improve the effectiveness of disclosures in the notes to the financial statements by facilitating clear communication of the information required by GAAP that is most important to users of each entity's financial statements. The amendments in this Update apply to all entities that are required, under existing GAAP, to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, "Leases (Topic 842): Target Improvements". The amendments in this Update also clarify which Topic (Topic 842 or Topic 606) applies for the combined component. Specifically, if the non-lease component or components associated with the lease component are the predominant component of the combined component, an entity should account for the combined component in accordance with Topic 606. Otherwise, the entity should account for the combined component as an operating lease in accordance with Topic 842. An entity that elects the lessor practical expedient also should provide certain disclosures. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.
In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases". The amendments in this Update affect narrow aspects of the guidance issued in the amendments in Update 2016-02 as described in the table below. The amendments in this Update related to transition do not include amendments from proposed Accounting Standards Update, Leases (Topic 842): Targeted Improvements, specific to a new and optional transition method to adopt the new lease requirements in Update 2016-02. That additional transition method will be issued as part of a forthcoming and separate Update that will result in additional amendments to transition paragraphs included in this Update to conform with the additional transition method. The Company is currently evaluating the adoption of this guidance and does not expect that this guidance will have a material impact on its consolidated financial statements. The Company has not adopted this Standard and will do so when specified by the FASB.

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

ZENOSENSE, INC.
     Notes to the Financial Statements
(Unaudited)

For the nine months ended September 30, 2018, the Company's equity share of the net losses in MML was $65,187.  As of September 30, 2018, the Company had a net investment of $395,899 in MML. The summarized balance sheet of MML as of September 30, 2018 is as follows:

Current assets:
Cash	$138,573
Receivable	2,367
Prepaid expenses	5,696
Total current assets	146,636
Intellectual property	1,006,038
Total assets	$1,152,674

Current liabilities:
Accounts payable - trade	$8,577
Accrued liabilities	155,040
Total current liabilities	163,617

Equity:
Share capital	1,625,000
Other comprehensive income	22,348
Accumulated deficit	(658,291)
Total equity	989,057
Total equity and liabilities	$1,152,674

The summarized statements of operations for MML for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenue	$–	$-
General and administrative expenses	162,967	303,213
Net loss	$(162,967)	$(303,213)

5.	Convertible Debt

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

On June 22, 2018, the Company issued an unsecured convertible note (the "June 2018 Note") in the principal amount of $60,000 to the Noteholder in exchange for a loan of $60,000. The terms and conditions of the June 22, 2018 Note are the same as the May 14, 2017 Note with the exception of a fixed conversion price of $0.30.

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

The Company evaluated the notes to have beneficial conversion features with an intrinsic value exceeding the principal balances. The intrinsic value is based upon the difference between the market price of the Company's common stock on the date of issuance and the conversion price of $0.007 and $0.07. The total discount is being amortized through interest expense using the interest method over the term of the notes. For the nine months ended September 30, 2018, the Company recorded amortization of debt discount in the amount of $112,279. In addition, the Company recorded additional beneficial conversion feature related to the 2018 note issuances, mentioned above, in the amount of $18,409. During the nine months ended September 30, 2018, the Company issued 5,670,600 common shares for conversion of $39,694 debt at $0.007 per share. The summary of convertible notes payable activities for the nine months ended September 30, 2018 is as follows:

Balance at December 31, 2017	$284,450
Principal of notes issued during the nine months ended September 30, 2018	85,000
Add accrued interest reclassified to principal	1,614
Less conversion of note	(39,694)
Less discount related to beneficial conversion features	(18,409)
Add amortization of debt discount	112,279
Balance at September 30, 2018	$425,240

ZENOSENSE, INC.
Notes to the Financial Statements
(Unaudited)

6.	Common stock

On July 28, 2014, the Company entered into a Securities Purchase Agreement under which the investor committed to purchase an aggregate of 1,370,000 shares of the Company's common stock, par value $0.001 per share, for an aggregate purchase price of $274,000.  The initial purchase of shares was made on July 28, 2014 for 357,000 shares for a purchase price of $71,500. Two additional purchase instalments were made in August and September.  Each instalment was for 337,500 shares at a purchase price of $67,500 per instalment. The shares when issued are pursuant to an exemption from registration under the federal securities laws. On November 11, 2014, the Company received $67,500 for 337,500 shares of common stock. As of September 30, 2018 and December 31, 2017, the shares in connection with the final investment have not been issued.

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

The Company's funding of the MRSA product development was limited to an approved budget joinly determined by Sgenia and the Company.  To date, under the License Agreement with Sgenia, the Company advanced $769,787 under the terms of the then approved budgets. Under the current terms of the License Agreement, if development is re-commenced by Sgenia and ZENON, the Company will be required to advance a further amount of approximately EUR 656,000 (approximately $761,039 at September 30, 2018 exchange rates) for research and development  subject to a mutually agreed current budget, and subject to Sgenia meeting certain milestones. However, if development is re-commenced, it is expected that the budget will be revised and the funding amounts re-established. The aggregate of the advances paid by the Company are recorded as research and development expenses. The budget may be changed by mutual agreement from time to time.

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

During the nine months ended September 30, 2018, the Company recorded $49,600 of general and administrative expenses related to amounts paid/owed to Ksego Engineering S.L. for services rendered by Mr. Gil. As of September 30, 2018, the Company owes Mr. Gil $108,496.  No additional compensation based on net sales has been earned to date.

9.	Subsequent events
On November 5, 2018, the Company entered into an amendment to the Junior Note 4 with the holder thereof, to extend the repayment period until May 16, 2019.  In all other respects the terms of the note has remained unchanged.

Under a Subscription and Shareholder's Agreement dated August 31, 2018, MML was due to receive a Tranche 1 funding of $300,000.00 from a third party funder ("Funder") by October 31, 2018. To date, $150,000.00 has been sent to MML converted to and received in GBP £112,859.51. A Tranche 1 balance of $150,000.00 remains unpaid to MML. On November 12, 2018, MML, gave the Funder notice that MML would extend a continued opportunity to the Funder to fund Tranche 1. MML extended this offer on the condition that the Funder may be given notice of formal default should MML obtain alternative funding prior to the balance of Tranche 1 being paid and accepted by MML in its sole discretion. In the event that the Funder does not provide the balance of Tranche 1, it will not receive any of the 2.91% equity in MML due to be purchased by the full payment of Tranche 1. The Company and its Partner in MML are actively seeking alternative funding for MML.

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

Following an extensive revision to the MIDS core Hall effect sensor electronics during the first half of 2018, MML reported, in June, 2018, that testing had confirmed and had materially improved upon the testing results announced in late 2017, with a near doubling of sensitivity of detection. MML informed the Company that two brands of commercially available paramagnetic assay beads were tested: GE Sera-Mag™ (3μm) and Thermo Fisher Scientific M-270 Dynabeads® (2.8 μm), both of which are thought suitable for a HS troponin assay and have similar paramagnetic characteristics. MML also stated that the MIDS level of detail of both these brands was seen on a reliab le, repeatable basis at around 50,000 beads, with good signal linearity (required for accurate assay quantitation) at higher numbers. This number of beads detected at the level of detail is, according to MML, well within the range advised by MML's assay consultants as suitable for a HS troponin assay.

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

At September 30, 2018, we had a working capital deficit of $738,955. Our current cash assets are not sufficient to cover our current and expected expenses, including the contractual funding obligation under the License Agreement and the MML SSA, and therefore, we will need to obtain further financing, without which we will not be able to execute our business plan.

Assuming that we are able to obtain operational funding, in addition to any funding necessary to maintain our status as a public company, subject to regular review and additional assessment of requirements, currently we anticipate that we will incur the following expenses over the twelve month period following funding in connection with the development of our Products, principally being those based on the MIDS technology: (1) we may choose to fund MML to continue its MIDS development if alternate third party funding of MML's requirements cannot be obtained on acceptable terms, (2) we will have to fund the future development expenses of Sgenia in the approximate amount of €683,000, (3) payment of compensation to our officers, employees, and consultants of approximately $100,000, (4) legal, audit and reporting expenses of approximately $50,000, and (5) general working capital.  Additional unknown expenses may arise from time to time, which we cannot currently identify or determine a possible expense.  We will need additional funding to cover our anticipated expenses mentioned above, and for future development and implementation of our business plan.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, our total assets were $412,627 and $480,694, respectively, and our total current liabilities were $755,683 and $534,265, respectively.  As of September 30, 2018, we had a working capital deficit of $738,955.  Our financial statements report a net loss of $356,803 and $437,765 for the nine months ended September 30, 2018 and 2017, respectively.

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

On June 22, 2018, the Company issued an unsecured convertible note (the "June 2018 Note") in the principal amount of $60,000, to the Noteholder in exchange for a loan of $60,000. The terms and conditions of the June 2018 Note are the same as the May 14, 2017 Note with the exception of a fixed conversion price of $0.30.

Net cash provided by (used in) operating, investing, and financing activities for the periods presented were as follows:

Cash Flows	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Net cash used in operating activities	$(106,095)	$(91,199)
Net cash used in investing activities	$-	$(357,500)
Net cash provided by financing activities	$85,000	$470,000
Cash increase (decrease) during the period	$(21,095)	$21,301

We had cash of $7,728 as of September 30, 2018. We had a working capital deficit of $738,955 as of September 30, 2018, compared to working capital deficit of $505,442 as of December 31, 2017.

We used cash in operations of $106,095 and $91,199 during the nine months ended September 30, 2018 and 2017, respectively, principally for our corporate obligations and costs associated with our SEC reporting.

For the nine months ended September 30, 2018 and 2017, we used cash in investing activities of $0 and $357,500, respectively, due to the joint venture agreement with MIDS Medical Ltd.

During the nine months ended September 30, 2018 and 2017, we received cash proceeds from loans in the amount of $85,000 and $470,000, respectively.

Results of Operations

The following discussion of the results of operations and changes in our financial position should be read in conjunction with our audited financial statements and notes for the year ended December 31, 2017, which are included in our Form 10-K filed on April 17, 2018.

Three Months Ended September 30, 2018 and 2017

Operating Expenses

Our operating expenses for the three months ended September 30, 2018 and 2017 are outlined in the table below:

	Three Months Ended
	September 30,
	2018	2017
General and administrative expenses	$35,155	$36,429

General and administrative expenses have decreased as a result of decreased consulting services and legal fees.

Other Expenses

For the three months ended September 30, 2018, interest expense was $56,388 compared to interest expense of $65,724 in the three months ended September 30, 2017. Decrease is due to less interest expense as some notes were fully converted to common stock during the current period.

During the three months ended September 30, 2018 and 2017, loss in equity investment was $19,247 and $42,148, respectively.

The Company has suffered recurring losses from operations. The continuation of our company is dependent upon our company attaining and maintaining profitable operations and raising additional capital as needed.

Nine Months Ended September 30, 2018 and 2017

Operating Expenses

Our operating expenses for the nine months ended September 30, 2018 and 2017 are outlined in the table below:

	Nine Months Ended
	September 30
	2018	2017
General and administrative expenses	$116,543	$126,269

General and administrative expenses have decreased as a result of decrease in consulting services and decrease in our legal and accounting fees.

Other Expenses

For the nine months ended September 30, 2018, interest expense was $175,073 compared to interest expense of $190.211 in the nine months ended September 30, 2017. The decrease is related to interest expense due to some notes were fully converted during the current period.

During the nine months ended September 30, 2018 and 2017, loss in equity investment was $65,187 and $121,285 respectively. The decrease in the loss is related to a decrease in MML's general and administrative expenses.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and the participation of our management, consists of our principal executive officer (who is also our principal financial officer), we conducted an evaluation as of September 30, 2018, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer, who is also our principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2018, because (1) the Company lacks a functioning audit committee and there is a lack of independent directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;  (2) the Company has inadequate segregation of duties consistent with control objectives; and (3) the Company has ineffective controls over its period end financial disclosure and reporting processes. The Company operations are also ineffective due to the lack of operating funding.

Changes in internal controls over financial reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

   ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

   ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

   ITEM 4   MINE SAFETY DISCLOSURES

N/A.

   ITEM 5   OTHER INFORMATION

On August 31, 2018, MIDS Medical Ltd ("MML"), a UK Limited company under which the Company owns a 40% equity interest, entered into a Subscription and Shareholders' Agreement ("Agreement") with an investor ("Investor") for funding, in tranches, of up to US$1,200,000 in exchange for the issuance of common shares representing up to 10.31% equity ownership in MML. The proceeds of the subscription will be used for general MML company purposes associated with a next phase development of MML's licensed MIDS technology.

The Agreement provides for a series of payments in tranches to be sent in Pounds Sterling to MML, converted at the prevailing rate on the date of sending ("Tranche Payments"). The Investor will receive 6 common shares of MML, equating to a 2.91% ownership of MML in return for (a) US$47,000 due on signature of the Agreement; and (b) on or before September 30, 2018, a payment of US$103,000; and (c) on or before October 31, 2018, a payment of US$150,000. The Investor will then have the right (subject to a certain MML right set out below) to make a second Tranche Payment by November 30, 2018 in an amount of US$300,000 in exchange for the issuance of an additional 6 common shares, resulting an aggregate ownership of 5.66% of MML. Subject to the Investor subscribing for the second Tranche Payment, the Investor will have the right to make a third Tranche Payment by February 28, 2019, in an amount of US$375,000 in exchange for the issuance of an additional 7 common shares, resulting an aggregate ownership of 8.68% of MML. Subject to the Investor subscribing for the third Tranche Payment, the Investor will have the right to make a fourth Tranche Payment by May 31, 2019, in an amount of US$225,000 in exchange for the issuance of an additional 4 common shares, the four Tranches in total equating to an aggregate ownership of 10.31% of MML.

At any time after the first Tranche Payment, if MML is offered better terms by another party for any unsubscribed equity, MML will notify the Investor no less than 14 days prior to the next respective Tranche Payment, and provide the Investor the opportunity to invest on such terms. The Investor will have three business days to either accept or decline to invest on the revised terms. In the event the Investor declines, MML can immediately terminate any Investor right to further investment due under the Agreement.

The Agreement also provides for a contingency payment (the "Contingency") to be available after May 31, 2019 subject to the Investor having funded the full aggregate amount of US$1,200,000; in the event that the difference between the total investment of US$1,200,000 converted into Pounds Sterling (£) at a rate of $1.31 to £1, and US$1,200,000.00 converted into £ at the actual rates of conversion is greater than £60,000.00, MML may require and the Investor will subscribe for additional Investor shares at a cost per share equal to the price of US$56,250.00 per share (same price as the price the Investor paid in the fourth Tranche Payment) share(s) being issued to the nearest rounded down share number of 1 or above, with no fractional share entitlement.

The Agreement also provides that at no time prior to a sale of MML will the Company's ownership interest in MML's shares be less than 30%. Unless as modified by the Agreement as summarised above the Company maintains the rights as set out in the Subscription and Shareholders Agreement entered into on June 20, 2016 (the "Original Agreement") which includes control rights over MML such as representation on the board of directors, rights over the appointment and employment of senior management persons, indebtedness, major transactions, budget approval rights, accounting practices, general operational management supervisory rights.

As of the date of this report, MML was due to receive a Tranche 1 funding of $150,000.00 from Investor.  Previously, $150,000.00 has been sent to MML converted to and received in GBP £112,859.51. A Tranche 1 balance of $150,000.00 remains unpaid to MML. On November 12, 2018, MML gave Investor a notice that MML would extend a continued opportunity to Investor to fund Tranche 1. MML extended this offer on the condition that Investor may be given notice of formal default should MML obtain alternative funding prior to the balance of Tranche 1 being paid and accepted by MML in its sole discretion. In the event that Investor does not provide the balance of Tranche 1, it will not receive any of the 2.91% equity in MML due to be purchased by the full payment of Tranche 1. The Company and its partner in MML are actively seeking alternative funding for MML.

   ITEM 6   EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
10.1	Form of Subscription and Shareholder's Agreement, dated August 31, 2018.	Filed herewith.
31.1	Certification of Principal Executive Officer who is also the Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Chief Executive Officer who is also the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.
101.INS	XBRL Taxonomy Extension Instance Linkbase Document	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document	Filed herewith.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

ZENOSENSE, INC.

Date: November 14, 2018	By:	/s/ Carlos Jose Gil
	Name:	Carlos Jose Gil
	Title:	Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)