Form 10-K/A
period 2021-12-31
ZENOSENSE, INC.
filed 2022-03-01
CIK 1458581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

234 E. Beech St.

Long Beach, New York 11561

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

As of March 1, 2022, the Registrant had 31,932,843 shares of common stock issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Zenosense, Inc. unless otherwise indicated.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of the Company, as filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2022 (the “Original Filing”).

The amendment is being filed to include the Company’s audited financial statements for the year ended December 31, 2020, and to add supplemental disclosure to Part II, Item 9A. Controls and Procedures to reflect that the Company’s disclosure controls were not effective as of December 31, 2021.

In addition, the Company’s Principal Executive and Principal Financial Officer has provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1 and 32.1).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ZENOSENSE, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Years Ended December 31, 2021 and December 31, 2020

i

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2021 and December 31, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ZENOSENSE, INC.

December 31, 2021 and December 31, 2020

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Zenosense, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zenosense, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2022

Lakewood, CO

March 1, 2022

ZENOSENSE, INC.

BALANCE SHEET

	December 31,	December 31,
	2021	2020

Assets
Current assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$980,598	$747,167
Due to former related parties	108,496	108,496
Due to related parties	10,243	-
Convertible notes, net of discount	425,240	425,240
Total current liabilities	1,524,577	1,280,903

Total liabilities	1,524,577	1,280,903

Stockholders’ Deficit
Common stock, Par Value $0.001, 500,000,000 shares authorized, 31,932,843 shares issued and outstanding as of December 31, 2021 and December 31, 2020	31,933	31,933
Additional paid in capital	2,226,397	2,226,397
Accumulated deficit	(3,782,907)	(3,539,233)
Total stockholders’ deficit	(1,524,577)	(1,280,903)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.

STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Operating expenses
General and administrative expenses	10,243	127,112
Total operating expenses	10,243	127,112
Loss from Operations	(10,243)	(127,112)

Other income (expenses)
Interest expense	(233,431)	(233,431)
Total other income (expenses), net	(233,431)	(233,431)
Loss from operations before income taxes	(243,674)	(360,543)
Income tax expense	-	-
Net Loss	$(243,674)	$(360,543)

Weighted average number of ordinary shares
Basic and diluted	23,889,500	23,889,500

Earnings per share
Basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2019	31,068,136	$31,068	$2,100,150	$(3,178,690)	$(1,047,472)

Shares issued for services	864,707	865	126,247		127,112

Net loss	-	-	-	(360,543)	(360,543)

Balance, December 31, 2020	31,932,843	$31,933	$2,226,397	$(3,539,233)	$(1,280,903)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	31,932,843	$31,933	$2,226,397	$(3,539,233)	$(1,280,903)

Net loss	-	-	-	(243,674)	(243,674)

Balance, December 31, 2021	31,932,843	$31,933	$2,226,397	$(3,782,907)	$(1,524,577)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.

STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

Cash Flows From Operating Activities
Net loss	$(243,674)	$(360,543)
Stock-based compensation		127,112
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued payable and accrued liabilities	233,431	233,431
Net cash used in operating activities	(10,243)	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party loans	10,243	-
Net cash provided by financing activities	10,243	-

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased. As of December 31, 2021 and December 31, 2020 the Company had no cash on hand.

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

ZENOSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY NOTES PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The Company’s court appointed Receiver, Custodian Ventures, LLC has provided interest free demand loans to the Company to help fund operations. As of December 31, 2021 and December 31, 2020 the amounts due to the Custodian Ventures were $10,243 and $-0-, respectively.

As of December 31, 2021 and December 31, 2020, the Company had $980,598 and $747,167 in accounts payable, accrued expenses and accrued interest; respectively. The increase in the liability balance is attributable to $233,431 in accrued interest. Additionally, as of the same dates the Company had $108,496 due to former related parties, and $425,240 in convertible notes, outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2021 and December 31, 2020.

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

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of December 31, 2021

Management’s Report on Internal Control over Financial Reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2021 and December 31, 2020 the Company paid $7,800 in accounting fees.

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

ZENOSENSE, INC.

Dated: March 1, 2022	By:	/s/ David Lazar
David Lazar Chief Executive Officer (Principal Executive Officer)