Form 10-Q
period 2019-03-31
ZENOSENSE, INC.
filed 2022-03-16
CIK 1458581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54936

ZENOSENSE, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

26-3257291

(IRS Employer Identification No.)

400 Blake St., Apt 3401,
New Haven, Connecticut 06515

646-768-8417

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

The number of shares outstanding of the registrant’s common stock as of March 14, 2022 was 31,932,843 shares.

ZENOSENSE, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

ZENOSENSE, INC.
BALANCE SHEET
(unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	-	-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$338,663	$280,305
Due to former related parties	108,496	108,496
Convertible notes, net of discount	425,240	425,240
Total current liabilities	872,399	814,041

Total liabilities	872,399	814,041

Stockholders’ Deficit
Common stock, Par Value $0.001, 500,000,000 shares authorized, 31,068,136 shares issued and outstanding as of March 31, 2019 and December 31, 2018	31,068	31,068
Additional paid in capital	2,100,150	2,100,150
Accumulated deficit	(3,003,617)	(2,945,259)
Total stockholders’ deficit	(872,399)	(814,041)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Operating expenses
General and administrative expenses	-	33,462
Total operating expenses	-	33,462
Loss from Operations	-	(33,462)

Other income (expenses)
Interest expense	(58,358)	(61,460)
Loss in equity method investment	-	(28,227)
Total other income (expenses), net	(58,358)	(89,687)
Loss from operations before income taxes	(58,358)	(123,149)
Income tax expense	-	-
Net Loss	$(58,358)	$(123,149)

Weighted average number of ordinary shares
Basic and diluted	31,068,136	25,877,424

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2017	25,397,536	$25,397	$2,047,718	$(2,126,686)	$-	$(53,571)

Shares issued for conversion of debt	800,000	800	6,189	-	-	6,989

Other comprehensive income - equity method investee	-	-	-	-	11,574	11,574

Net loss	-	-	-	(123,149)	-	(123,149)

Balance, March 31, 2018	26,197,536	$26,197	$2,053,907	$(2,249,835)	$11,574	$(158,157)

					Accumulated
					Other	Stockholders’
	Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Value	Capital	Deficit	Income	(Deficit)
Balance, December 31, 2018	31,068,136	$31,068	$2,100,150	$(2,945,259)	$-	$(814,041)

Net loss	-	-	-	(58,358)	-	(58,358)

Balance, March 31, 2019	31,068,136	$31,068	$2,100,150	$(3,003,617)	$-	$(872,399)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(58,358)	$(123,149)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	-	41,483
Loss in equity method investment	-	28,227
Changes in operating assets and liabilities:
Accrued payable and accrued liabilities	58,358	17,843
Due to former related parties	-	8,161
Net cash used in operating activities	-	(27,435)

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes payable	-	25,000
Net cash provided by financing activities	-	25,000

Net (decrease) increase in cash and cash equivalents	-	(2,435)
Cash and cash equivalents, beginning of year	-	28,823
Cash and cash equivalents, end of year	$-	$26,388

Supplemental disclosure of cash flow information
Beneficial conversion features of convertible debt	$-	$1,389
Shares issue on conversion of convertible debt	$-	$5,600

The accompanying notes are an integral part of these financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto.

Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the calculation of stock-based compensation, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include valuation of inventory, and recoverability of carrying amount and the estimated useful lives of long-lived assets.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased. As of March 31, 2019 and December 31, 2018 the Company had no cash on hand.

Income taxes

The Company accounts for income taxes under FASB ASC 740, ”Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, ”Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

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

NOTE 3 – GOING CONCERN

As of March 31, 2019, the Company had $-0- in cash and cash equivalents. The Company had net loss of $58.358 for the three months ended March 31, 2019, has negative working capital of $872,399 and accumulated deficit of $3,003,617 on March 31, 2019. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of $0.001 par value, common stock. As of March 31, 2019 and December 31, 2018, there were 31,932,843 shares of Common Stock issued and outstanding.

NOTE 5 – RELATED PARTY NOTES PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

As of March 31, 2019 and December 31, 2018, the Company had $338,663 and $280,305 in accounts payable, accrued expenses and accrued interest; respectively. Additionally, as of the same dates the Company had $108,496 due to former related parties, and $425,240 in convertible notes, outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2019 and December 31, 2018.

NOTE 7 – SUBSEQUENT EVENTS

On December 9, 2021, the Eighth Judicial District Court in Clark County, Nevada Case No: A-21-843440-B appointed Custodian Ventures, managed by David Lazar as the Company’s custodian.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s future plans for the Company, our liquidity and ability to raise capital, our business strategy, and our future operations. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans, and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties, and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K/A for the fiscal year ended December 31, 2021 filed with Securities and Exchange Commission on March 1, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events, or otherwise.

Organizational History of the Company and Overview

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

Plan of Operation

The Company has no operations from a continuing business other than expenditures related to running the Company as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies.

We anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity that has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or a merger with, an entity that desires access to the U.S. capital markets.

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

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated.

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

Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development. Such risks for us include but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2019 and will be dependent upon loans from our principal shareholder to remain operational.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of March 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or threatened legal actions against the Company.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zenosense Inc.

Dated: March 16, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer
(Principal Executive Officer)