Form 10-K
period 2019-12-31
ZENOSENSE, INC.
filed 2022-03-16
CIK 1458581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,966,213 based on a closing price of $0.088 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 14, 2022, the Registrant had 31,932,843 shares of common stock issued and outstanding.

ZENOSENSE, INC.

FORM 10-K

ANNUAL REPORT

For the Fiscal Years Ended December 31, 2019 and December 31, 2018

i

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 234 E. Beech St, Long Beach, New York 11561

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

The last reported sales price of our common stock on the OTCQB on March _____, 2022 was $________.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2019 and December 31,2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ZENOSENSE, INC.

December 31, 2019 and December 31, 2018

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Zenosense, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Zenosense, Inc. as of December 31, 2019 and 2018, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2022

Lakewood, CO

March 16, 2022

ZENOSENSE, INC.
BALANCE SHEET

	December 31,	December 31,
	2019	2018
Assets
Current assets
Cash and cash equivalents	-	-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$513,737	$280,305
Due to former related parties	108,496	108,496
Convertible notes, net of discount	425,240	425,240
Total current liabilities	1,047,473	814,041

Total liabilities	1,047,473	814,041

Stockholders’ Deficit
Common stock, Par Value $0.001, 500,000,000 shares authorized, 31,932,843 and 31,068,136 shares issued and outstanding as of December 31, 2019 and December 31, 2018	31,933	31,068
Additional paid in capital	2,226,397	2,100,150
Accumulated deficit	(3,305,803)	(2,945,259)
Total stockholders’ deficit	(1,047,473)	(814,041)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Operating expenses
General and administrative expenses	127,112	133,271
Total operating expenses	127,112	133,271
Loss from Operations	(127,112)	(133,271)

Other income (expenses)
Interest expense	(233,432)	(233,431)
Loss in equity method investment	-	(451,871)
Total other income (expenses), net	(233,432)	(685,302)
Loss from operations before income taxes	(360,544)	(818,573)
Income tax expense	-	-
Net Loss	$(360,544)	$(818,573)

Comprehensive loss
Net loss	$(360,544)	$(818,573)
Other comprehensive income - gain (loss) on foreign currency translation	-	-
Total comprehensive loss	$(360,544)	$(818,573)

Weighted average number of ordinary shares
Basic and diluted	31,932,843	31,068,136

Earnings per share
Basic and diluted	$(0.01)	$(0.03)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2017	25,397,536	$25,397	$2,047,718	$(2,126,686)	$(53,571)

Shares issued for conversion of debt	5,670,600	5,671	52,432	-	58,103

Net loss	-	-	-	(818,573)	(818,573)

Balance, December 31, 2018	31,068,136	$31,068	$2,100,150	$(2,945,259)	$(814,041)

	Common Stock		Paid-in	Accumulated	Stockholders’ Equity
	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2018	31,068,136	$31,068	$2,100,150	$(2,945,259)	$(814,041)

Shares issued for services	864,707	865	126,247	-	127,112

Net loss	-	-	-	(360,544)	(360,544)

Balance, December 31, 2019	31,932,843	$31,933	$2,226,397	$(3,305,803)	$(1,047,473)

ZENOSENSE, INC.
STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(360,544)	$(818,573)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	-	112,279
Loss in equity method investment	-	451,871
Stock based compensation	127,112	-
Changes in operating assets and liabilities:
Prepaid expense	-	-
Accrued payable and accrued liabilities	233,432	123,603
Due to former related parties	-	16,997
Net cash used in operating activities	-	(113,823)

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes payable	-	85,000
Net cash provided by financing activities	-	85,000

Net (decrease) increase in cash and cash equivalents	-	(28,823)
Cash and cash equivalents, beginning of year	-	28,823
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Discount on convertible notes related to beneficial conversion feature	$-	$18,409
Reclassifying accrued interest to principal on convertible notes	$-	$1,614
Shares issue on conversion of convertible debt	$-	$39,694

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased. As of December 31, 2019 and December 31, 2018 the Company had no cash on hand.

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

NOTE 3 – GOING CONCERN

As of December 31, 2019 the Company had $-0- in cash and cash equivalents. The Company had net loss of $360,544 for the year ended December 31, 2019, has negative working capital of $1,047,473 and accumulated deficit of $3,305,803 on December 31, 2019. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of $0.001 par value, common stock. As of December 31, 2019 and December 31, 2018 there were 31,932,843 shares of Common Stock issued and outstanding.

ZENOSENSE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY NOTES PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

As of December 31, 2019, and December 31, 2018, the Company had $513,737 and $280,305 in accounts payable, accrued expenses and accrued interest; respectively. The increase in the liability balance is attributable to $233,432 in accrued interest. Additionally, as of the same dates the Company had $108,496 due to former related parties, and $425,240 in convertible notes, outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of December 31, 2019 and December 31, 2018.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of December 31, 2019

Management’s Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2019, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal year ended December 31, 2019 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

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

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2019 none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of December 31, 2019, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding Common Stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group based upon 31,932,843 shares outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2019 and December 31, 2018 the Company paid $6,480 and $6,480, respectively, in accounting fees.

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