Form 10-Q
period 2021-03-31
ZENOSENSE, INC.
filed 2022-03-16
CIK 1458581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

ZENOSENSE, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

ZENOSENSE, INC.
BALANCE SHEET
(unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	-	-
Total current assets	-	-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$805,526	$747,168
Due to former related parties	108,496	108,496
Convertible notes, net of discount	425,240	425,240
Total current liabilities	1,339,262	1,280,904

Total liabilities	1,339,262	1,280,904

Stockholders’ Deficit
Common stock, Par Value $0.001, 500,000,000 shares authorized, 31,932,843 issued and outstanding as of March 31, 2021 and December 31, 2020	31,933	31,933
Additional paid in capital	2,226,397	2,226,397
Accumulated deficit	(3,597,592)	(3,539,234)
Total stockholders’ deficit	(1,339,262)	(1,280,904)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Operating expenses
General and administrative expenses	-	-
Total operating expenses	-	-
Loss from Operations	-	-

Other income (expenses)
Interest expense	(58,358)	(58,358)
Total other income (expenses), net	(58,358)	(58,358)
Loss from operations before income taxes	(58,358)	(58,358)
Income tax expense	-	-
Net Loss	$(58,358)	$(58,358)

Weighted average number of ordinary shares
Basic and diluted	31,932,843	31,068,136

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2019	31,932,843	$31,933	$2,226,397	$(3,305,803)	$(1,047,473)

Net loss	-	-	-	(58,358)	(58,358)

Balance, March 31, 2020	31,932,843	$31,933	$2,226,397	$(3,364,161)	$(1,105,831)

			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)
Balance, December 31, 2020	31,932,843	$31,933	$2,226,397	$(3,539,234)	$(1,280,904)

Net loss	-	-	-	(58,358)	(58,358)

Balance, March 31, 2021	31,932,843	$31,933	$2,226,397	$(3,597,592)	$(1,339,262)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(58,358)	$(58,358)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued payable and accrued liabilities	58,358	58,358
Net cash used in operating activities	-	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased. As of March 31, 2021 and December 31, 2020 the Company had no cash on hand.

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

NOTE 3 – GOING CONCERN

As of March 31, 2021, the Company had $-0- in cash and cash equivalents. The Company had net loss of $58.358 for the three months ended March 31, 2021, has negative working capital of $1,339,262 and accumulated deficit of $3,597,592 on March 31, 2021. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of $0.001 par value, common stock. As of March 31, 2021 and December 31, 2020, there were 31,932,843 shares of Common Stock issued and outstanding.

NOTE 5 – RELATED PARTY NOTES PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

As of March 31, 2021 and December 31, 2020, the Company had $805,526 and $747,168 in accounts payable, accrued expenses and accrued interest; respectively. Additionally, as of the same dates the Company had $108,496 due to former related parties, and $425,240 in convertible notes, outstanding.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2021 and December 31, 2020.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2021 and will be dependent upon loans from our principal shareholder to remain operational.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of March 31, 2021.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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