Form 10-Q
period 2022-03-31
ZENOSENSE, INC.
filed 2022-04-20
CIK 1458581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54936

ZENOSENSE, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

26-3257291

(IRS Employer Identification No.)

400 Blake St.
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

The number of shares outstanding of the registrant’s common stock as of April 20, 2022 was 31,932,843 shares.

ZENOSENSE, INC.

i

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (UNAUDITED)

ZENOSENSE, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

Assets
Current assets
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Total assets	$-	$-

Liabilities and Stockholders’ Deficit
Current Liabilities
Accrued payable and accrued liabilities	$1,038,956	$980,598
Due to former related parties	108,496	108,496
Due to related parties	69,031	10,243
Convertible notes, net of discount	425,240	425,240
Total current liabilities	1,641,723	1,524,577

Total liabilities	1,641,723	1,524,577

Commitments and contingencies	-	-

Stockholders’ Deficit
Preferred stock Series A Par Value $0.001, 10,000,000 authorized of February 9, 2022, -0- shares issued and outstanding as of March 31, 2022	-	-
Common stock, Par Value $0.001, 500,000,000 shares authorized, 31,932,843 shares issued and outstanding as of March 31, 2022 and December 31, 2021	31,933	31,933
Additional paid in capital	2,226,397	2,226,397
Accumulated deficit	(3,900,053)	(3,782,907)
Total stockholders’ deficit	(1,641,723)	(1,524,577)
Total liabilities and stockholders’ deficit	$-	$-

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021
Operating expenses
General and administrative expenses	$58,788	$-
Total operating expenses	58,788	-
Loss from Operations	(58,788)	-

Other income (expenses)
Interest expense	(58,358)	(58,358)
Total other income (expenses), net	(58,358)	(58,358)
Loss from operations before income taxes	(117,146)	(58,358)
Income tax expense	-	-
Net Loss	$(117,146)	$(58,358)

Weighted average number of ordinary shares
Basic and diluted	23,889,500	23,889,500

Earnings per share
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2020	-	$-	31,932,843	$31,933	$2,226,397	$(3,539,234)	$(1,280,904)

Net loss		-		-	-	(58,358)	(58,358)

Balance, March 31, 2021	-	$-	31,932,843	$31,933	$2,226,397	$(3,597,592)	$(1,339,262)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Value	Shares	Value	Capital	Deficit	Equity
Balance, December 31, 2021	-	$-	31,932,843	$31,933	$2,226,397	$(3,782,907)	$(1,524,577)

Net loss		-		-	-	(117,146)	(117,146)

Balance, March 31, 2022	-	$-	31,932,843	$31,933	$2,226,397	$(3,900,053)	$(1,641,723)

The accompanying notes are an integral part of these financial statements

ZENOSENSE, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2022	2021

Cash Flows From Operating Activities
Net loss	$(117,146)	$(58,358)
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued payable and accrued liabilities	58,358	58,358
Net cash used in operating activities	(58,788)	-

Cash Flows From Investing Activities
Net cash used in investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party loans	58,788
Net cash provided by financing activities	58,788	-

Net (decrease) increase in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of year	-	-
Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure of cash flow information
Cash paid for income tax expense	$-	$-
Cash paid for interest expense	$-	$-

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

The Company did not execute its business plan has been dormant since November, 2018.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased. As of March 31, 2022 and December 31, 2021 the Company had no cash on hand.

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

NOTE 3 – GOING CONCERN

As of March 31, 2022, the Company had $-0- in cash and cash equivalents. The Company had net loss of $117,146 for the three months ended March 31, 2022, has negative working capital of $1,641,723 and accumulated deficit of $3,900,053 on March 31, 2022. The Company’s principal sources of liquidity have been cash provided by operating activities, as well as financial support from related parties. The Company’s operating results for future periods are subject to numerous uncertainties and it is uncertain if the Company will be able to maintain profitability and continue growth for the foreseeable future. If management is not able to increase revenue and/or manage operating expenses in line with revenue forecasts, the Company may not be able to maintain profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will focus on improving operation efficiency and cost reduction, developing core cash-generating business, and enhancing marketing function. Actions include developing more customers, as well as creating synergy using the Company’s resources.

As of March 31, 2022 the Company had no cash on hand. Company has prepared the consolidated financial statements on a going concern basis. All of the Company’s financial support is being provided by Custodian Ventures. There can be no assurance that Custodian Ventures will continue to fund the Company The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 4 – EQUITY

Common stock

The Company has authorized 500,000,000 shares of $0.001 par value, common stock. As of March 31, 2022 and December 31, 2021, there were 31,932,843 shares of Common Stock issued and outstanding.

Preferred stock

On February 9, 2022 the Company amended their Articles of Incorporation to create a class of 10,000,000 shares of $0.001 par value Series A Preferred Stock.

Dividend Provisions

Subject to the rights of any existing series of Preferred Stock or to the rights of any series of Preferred Stock which may from time to time hereafter come into existence, the holders of shares of Series A Preferred Stock shall be entitled to receive dividends, out of any assets legally available therefor, upon any payment of any dividend (payable other than in Common Stock or other securities and rights convertible into or entitling the holder thereof to receive, directly or indirectly, additional shares of Common Stock of the Corporation) on the Common Stock of the Corporation, as and if declared by the Board of Directors, as if the Series A Preferred Stock had been converted into Common Stock.

Liquidation Preference.

In the event of any liquidation, dissolution, or winding up of the Corporation, either voluntary or involuntary, the holders of the Series A Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets of the Corporation to the holders of Common Stock, or any other series or class of common stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, by reason of their ownership thereof, and senior, prior, and in preference to any other series or class of preferred stock of the Corporation, whether now in existence or hereafter created by amendment to the articles of incorporation of the Corporation or by a certificate of designation, an amount per share equal to the price per share actually paid to the Corporation upon the initial issuance of the Series A Preferred Stock (each, the “the Original Issue Price”) for each share of Series A Preferred Stock then held by them, plus declared but unpaid dividends. Unless the Corporation can establish a different Original Issue Price in connection with a particular sale of Series A Preferred Stock, the Original Issue Price shall be $0.001 per share for the Series A Preferred Stock. If, upon the occurrence of any liquidation, dissolution or winding up of the Corporation, the assets and funds thus distributed among the holders of the Series A Preferred Stock shall be insufficient to permit the payment to such holders of the full aforesaid preferential amounts, then, the entire assets and funds of the corporation legally available for distribution shall be distributed first to the Series A Preferred Stock, and then ratably among the holders of the each other series of Preferred Stock in proportion to the preferential amount each such holder is otherwise entitled to receive.

Right to Convert. Subject to Section 4(d)(3), each share of Series A Preferred Stock shall be convertible, at the option of the holder(s) thereof only, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into fifty (50) fully paid and nonassessable shares of Common Stock.

As of March 31, 2022, none of the Series A Preferred Shares were issued and outstanding

NOTE 5 – RELATED PARTY NOTES PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

As of March 31, 2022 and December 31, 2021, the Company had $1,038,956 and $980,598 in accounts payable, accrued expenses and accrued interest; respectively. Additionally, as of the same dates the Company had $108,496 due to former related parties, and $425,240 in convertible notes, outstanding. Since David Lazar was appointed as the Custodian of the Company on December 9, 2021 (see Note 1) he has extended interest free demand notes to the Company to fund operations. These loans have been classified as related party loans on the Company’s balance sheets. As of March 31, 2022 and December 31, 2021 these loans amounted to $69,031 and $10,243.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company did not have any contractual commitments as of March 31, 2022 and December 31, 2021.

NOTE 7 – SUBSEQUENT EVENTS

On April 11, 2022 in return for the management services provided by Mr. Lazar, as the Company’s sole employee and executive officer, and in consideration of providing the Company its strategic plan and only source of liquidity, all 10,000,000 shares of Series A Preferred Stock was awarded to Custodian Ventures in return for a reduction of $10,000 of Mr. Lazar’s loan.

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

Liquidity and Capital Resources

We have $-0- cash on hand as of March 31, 2022 and will be dependent upon loans from our principal shareholder to remain operational.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that our disclosure controls and procedures were not effective as of March 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Zenosense Inc.

Dated: April 20, 2022	By:	/s/ David Lazar
David Lazar
Chief Executive Officer
(Principal Executive Officer)